Form 10QSB
period 2000-03-31
ISLANDS BANCORP
filed 2000-05-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 33-31013-A

                          ISLANDS BANCORP
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


   SOUTH CAROLINA                         57-1082388
------------------------   ------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

      211 Charles St., Suite 100, Beaufort, SC 29902
--------------------------------------------------------------
           (Address of Principal Executive Offices)

                          (843) 470-9962
-----------------------------------------------------------------
            (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed
 Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ---              ---

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 550 shares outstanding as of May 12, 2000.



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                              ISLANDS BANCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)
                              BALANCE SHEETS

ASSETS                                  March 31,   December 31,
------                                    2000          1999
                                          ----          ----
Cash                                   $    7,094    $   24,061
Property and equipment, net                33,117        28,830
Deferred registration costs                72,603        45,890
Other assets                               16,968         1,453
                                        ---------     ---------
 Total Assets                          $  129,782    $  100,234
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Liabilities:
Current liabilities
Accounts payable and accrued expenses  $    7,455    $   21,607
Advances from organizers                  100,000       100,000
Notes payable                             232,972       130,524
                                        ---------     ---------
 Total current liabilities             $  340,427    $  252,131
                                        ---------     ---------

Long term liabilities
Notes payable                          $   14,212    $   16,858
                                        ---------     ---------
 Total long term liabilities           $   14,212    $   16,858
                                        ---------     ---------

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Common stock, zero par value,
 10,000,000 shares authorized,
 550 shares issued and outstanding     $    5,500    $    5,500
(Deficit) accumulated during
 the development stage                   (230,357)     (174,255)
                                         ---------     ---------
 Total Stockholders' Equity            $ (224,857)   $ (168,755)
                                        ---------     ---------
 Total Liabilities and
  Stockholders' Equity                 $  129,782    $  100,234
                                        =========     =========

            Refer to notes to the financial statements.



                            ISLANDS BANCORP
                    (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF OPERATIONS

                                    For the three-month
                                    period ended March 31,
                                    ----------------------
                                      2000           1999
Revenues:                             ----           ----
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Organizational expenses          $     100      $  17,618
  Salaries and benefits               37,083           - -
  Depreciation expense                 2,645           - -
  Interest expense                     4,204           - -
  Rent expense                         3,548           - -
  Utilities and telephone              1,296           - -
  Legal & professional                   610           - -
  Other expenses                       6,616           - -
                                    --------       --------
   Total expenses                  $  56,102      $  17,618
                                    --------       --------

Net (loss)                         $ (56,102)     $ (17,618)
                                    ========       ========

           Refer to notes to the financial statements.



                         ISLANDS BANCORP
                (A DEVELOPMENT STAGE ENTERPRISE)
                    STATEMENTS OF CASH FLOWS

                                             For the three-month
                                            period ended March 31,
                                            ----------------------
                                              2000           1999
Cash flows from pre-operating                 ----           ----
 activities of the development stage:
  Net (loss)                            $  (56,102)      $  (17,618)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs         (26,713)            - -
    Decrease in payables and accruals      (14,152)            - -
    (Increase) in other assets             (15,515)            - -
    Depreciation expense                     2,645             - -
                                         ---------        ---------
Net cash used by pre-operating
 activities of the development stage    $ (109,837)      $  (17,618)
                                         ---------        ---------

Cash flows from investing activities:
 Purchase of fixed assets               $   (6,932)      $     - -
                                         ---------        ---------
Net cash used in investing activities       (6,932)      $     - -
                                         ---------        ---------

Cash flows from financing activities:
 Issuance of common stock               $     - -        $     - -
 Advances from organizers                     - -            40,000
 Increase in notes payable                  99,802             - -
                                         ---------        ---------
Net cash provided
 from financing activities              $   99,802       $   40,000
                                         ---------        ---------

Net increase (decrease) in cash         $  (16,967)      $   22,382
Cash, beginning of period                   24,061            4,750
                                         ---------        ---------
Cash, end of period                     $    7,094       $   27,132
                                         =========        =========

                Refer to notes to the financial statements.



                            Islands Bancorp
                   (A Development Stage Enterprise)
                     Notes to Financial Statements
                           March 31, 2000

NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

	In March, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance for capitalizing and expensing the costs of computer software developed or obtained for internal use. SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 did not have a material impact on the accompanying financial statements.

	SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all calendar-year entities beginning in January, 2000. This Statement applies to all entities and requires that all derivatives be recognized as assets or liabilities in the balance sheet, at fair values. Gains and losses of derivative instruments not designated as hedges will be recognized in the income statement. Since the Company does not invest in derivative instruments, the adoption of SFAS No. 133 does not have a material impact on the financial statements.

	SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" amends prior accounting standards, primarily SFAS 65, with respect to the classification of retained interests, such as mortgage-backed securities, following a securitization of mortgage loans held for sale. This statement became effective in the first quarter of 1999. Since the Company does not securitize mortgage loans, no financial statement impact has resulted from adopting this statement.


ITEM 2 - MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
----------------------------------------------------------------------
RESULTS OF OPERATION.
---------------------

	The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


OVERVIEW

	Islands Bancorp (the "Company") was incorporated on July 23, 1999 to serve as a holding company for a proposed de novo bank, Islands Community Bank, N.A. (in organization), Beaufort, South Carolina (the "Bank"). On August 25, 1999, the Company succeeded to all the assets and liabilities of a partnership that had been established by the organizers of the Bank in December of 1998 and through which the organizers' activities had been conducted. The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Office of the Comptroller of the Currency (the "OCC") for a national bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, applying to the Federal Reserve Board (the "FRB") for the Company to become a bank holding company with respect to the Bank, and identifying and acquiring the Company's permanent principal office and banking site. On February 1, 2000, the Company received preliminary approval from the OCC to charter the Bank. On March 10, 2000, the Company received preliminary approval from the FDIC for insurance of the Bank's deposits and, on May 11, 2000, the FRB granted the Company prior approval to become a bank holding company with respect to the Bank.
	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective March 13, 2000. Pursuant to the Registration Statement, a minimum of 630,000 shares of the Company's common stock, no par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share.
As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to complete the offering and commence banking operations by the end of the third quarter of 2000. The Company anticipates the Bank to begin operations out of a temporary facility to be located at 131 Sea Island Parkway (Federal Highway 21) in Lady's Island, South Carolina. This site is currently under contract for purchase by the Company. The Company expects construction of the Bank's permanent facility at that site to be completed in the third quarter of 2001.


FINANCIAL RESULTS

	The Company had a net loss of $56,102 for the three-month period ended March 31, 2000, and $230,357 in cumulative losses from inception through March 31, 2000. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC, and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $72,603 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. In a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

	Because the Company is in the organizational stage, it has no operations from which to generate revenues, with the exception of interest earned from Common Stock subscribers' deposits. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

	The Bank's operations will depend substantially on its net interest income, which is the difference between the interest income earned on its loans and other asset and the interest expense paid on its deposits and other borrowings. This difference is largely affected by changes in market interest rates, credit policies of monetary authorities, and other local, national or international economic factors which are beyond the Bank's ability to predict or control. Large moves in interest rates may decrease or eliminate the Bank's profitability.


FUNDING OF OPERATIONS AND LIQUIDITY

	The Company's operations from inception through the closing of its initial public offering have been funded through advances from and purchases of Common Stock by the Company's organizers and the aggregate amount of lines of credit from unrelated financial institutions. As of March 31, 2000, the Company has a line of credit ("LOC") up to $500,000 with an unrelated financial institution. The LOC is guaranteed by several of the Company's organizers and carries an interest rate of prime less one-half percent. As of March 31, 2000, approximately $222,424 had been drawn on the LOC. The Company intends to use proceeds from its initial public offering to repay the advances of its organizers and the balance owed on the LOC.

	The Company believes the minimum net proceeds expected from the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the next 12 months. All anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

	The Company has entered into an agreement for the purchase of approximately 2.3 acres of land at 131 Sea Island Parkway (Federal Highway
21) in Lady's Island, South Carolina, to be used as the site for the main office of the Bank. The purchase price under the agreement is $520,000. The purchase agreement is expected to be assigned at cost from the Company to the Bank upon the commencement of Bank operations. Promptly following that assignment, the Bank is expected to close the purchase. The Company is entitled to extend the closing date of the land purchase up to six months beyond the scheduled closing date of May 15, 2000 in return for the non-refundable payment to the current landowner of $3,000 for each 30-day extension.

	Construction of the Bank's main office building at this site is expected to commence shortly following the closing of the Bank's purchase of the real estate. The estimated cost of the building is approximately $1,050,000. The Bank will fund the purchase of the real estate acquisition and the construction of its main building with a portion of the net proceeds received from the issuance of its common stock to the Company. Construction of the Bank's permanent facility at this site is expected to be completed in the third quarter of 2001. Pending the completion of the permanent facility, the Company expects to commence the Bank's operations from temporary modular facilities located at this site.


ADVISORY NOTE REGARDING FORWARD-LOOKING STATEMENTS

	Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

	The Company cautions readers of this report that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Although the Company's management believes that their expectations of future performance are based on reasonable assumptions within the bounds of their knowledge of their business and operations, there can be no assurance that actual results will not differ materially from their expectations.

	The Company's operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in the Company's filings with the SEC, including the "Risk Factors" section of the Company's Registration Statement (Registration No. 333-92653) as filed with the SEC and declared effective on March 13, 2000.



                        PART II.  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.
---------------------------

	The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the three-months ended March 31, 2000, the Company did not issue any securities without registration under the Securities
Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three-months ended March 31, 2000.


ITEM 5.  OTHER INFORMATION.
---------------------------

	This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

		(a)  Exhibits:
		     27.1 - Financial data schedule (for SEC use only).

		(b)  Reports on Form 8-K.  Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ISLANDS BANCORP
                           ---------------------------
                           (Registrant)


Date: May 15, 2000       BY:  /s/ William B. Gossett
      ----------------        ---------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (Principal Executive, Financial and Accounting
                               Officer)



Financial Data Schedule Submitted Under Item 601(a)(27) of Regulation S-B

	This schedule contains summary financial information extracted from Islands Bancorp's unaudited financial statements for the period ended March 31, 2000 and is qualified in its entirety by reference to such financial statements.

Item Number    Item Description              Amount
                                            March 31,
                                              2000
                                              ----
9-03(1)     Cash and due from banks         $  7,094
9-03(2)     Interest bearing deposits              0
9-03(3)     Federal funds sold - purchased
             securities for sale                   0
9-03(4)     Trading account assets                 0
9-03(6)     Investment and mortgage backed
             securities held for sale              0
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             carrying value                        0
9-03(6)     Investment and mortgage backed
             securities held to maturity -
             market value                          0
9-03(7)     Loans                                  0
9-03(7)(2)  Allowance for losses                   0
9-03(11)    Total assets                     129,782
9-03(12)    Deposits                               0
9-03(13)    Short-term borrowings            332,792
9-03(15)    Other liabilities                  7,455
9-03(16)    Long-term debt                    14,212
9-03(19)    Preferred stock -
             mandatory redemption                  0
9-03(20)    Preferred stock -
             no mandatory redemption               0
9-03(21)    Common stocks                      5,500
9-03(22)    Other stockholders' equity      (230,357)
9-03(23)    Total liabilities and
             stockholders' equity            129,782
9-04(1)     Interest and fees on loans             0
9-04(2)     Interest and dividends
             on investments                        0
9-04(4)     Other interest income                  0
9-04(5)     Total interest income                  0
9-04(6)     Interest on deposits            $      0
9-04(9)     Total interest expense             4,204
9-04(10)    Net interest income               (4,204)
9-04(11)    Provision for loan losses              0
9-04(13)(h) Investment securities gains/losses     0
9-04(14)    Other expenses                    56,102
9-04(15)    Income/loss before income tax    (56,102)
9-04(17)    Income/loss before
             extraordinary items             (56,102)
9-04(18)    Extraordinary items, less tax          0
9-04(19)    Cumulative change in
             accounting principles                 0
9-04(20)    Net income or loss               (56,102)
9-04(21)    Earnings per share - basic       (102.00)
9-04(21)    Earnings per share - diluted        - -

I.B.5.      Net yield - interest earning
             assets - actual                    0.00%
III.C.1(a)  Loans on non-accrual                   0
III.C.1(b)  Accruing loans past due
             90 days or more                       0
III.C.1(c)  Troubled debt restructuring            0
III.C.2.    Potential problem loans                0
IV.A.1      Allowance for loan losses -
             beginning of period                   0
IV.A.2      Total chargeoffs                       0
IV.A.3      Total recoveries                       0
IV.A.4      Allowance for loan losses -
             end of period                         0
IV.B.1      Loan loss allowance allocated to
             domestic loans                        0
IV.B.2      Loan loss allowance allocated to
             foreign loans                         0
IV.B.3      Loan loss allowance - unallocated      0