Form 10QSB
period 2000-06-30
ISLANDS BANCORP
filed 2000-08-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to

                  Commission File No. 33-31013-A

                          ISLANDS BANCORP
-----------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


   SOUTH CAROLINA                         57-1082388
------------------------   -------------------------------------
(State of Incorporation)   (I.R.S. Employer Identification No.)

      211 Charles St., Suite 100, Beaufort, SC 29902
----------------------------------------------------------------
           (Address of Principal Executive Offices)

                          (843) 470-9962
----------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                      Since Last Report)

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

	Common stock, no par value per share, 550 shares outstanding as of August 8, 2000.

                         (Page 1 of 15)


PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                            ISLANDS BANCORP
                   (A DEVELOPMENT STAGE ENTERPRISE)
                            BALANCE SHEETS



ASSETS                                   June 30,   December 31,
------                                     2000          1999
                                           ----          ----
Cash                                   $    2,321    $   24,061
Property and equipment, net                36,472        28,830
Deferred registration costs               187,536        45,890
Other assets                               16,533         1,453
                                        ---------     ---------
 Total Assets                          $  242,862    $  100,234
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Current liabilities
-------------------
Accounts payable and accrued expenses  $    5,571    $   21,607
Advances from organizers                  100,000       100,000
Notes payable                             435,572       130,524
                                        ---------     ---------
 Total current liabilities             $  541,143    $  252,131
                                        ---------     ---------

Long term liabilities
---------------------
Notes payable                          $   11,560    $   16,858
                                        ---------     ---------
 Total long term liabilities           $   11,560    $   16,858
                                        ---------     ---------


Commitments and contingencies (Note 3)


Stockholders' Equity (Note 1):
Common stock, zero par value,
 10,000,000 shares authorized,
 550 shares issued and outstanding     $    5,500    $    5,500
(Deficit) accumulated during
 the development stage                   (315,341)     (174,255)
 Total Stockholders' Equity            $ (309,841)   $ (168,755)
                                        ---------     ---------
 Total Liabilities and
  Stockholders' Equity                 $  242,862    $  100,234
                                        =========     =========


               Refer to notes to the financial statements.



                           ISLANDS BANCORP
                  (A DEVELOPMENT STAGE ENTERPRISE)
                      STATEMENTS OF OPERATIONS


                                     For the three-month
                                     period ended June 30,
                                     ---------------------
                                      2000           1999
Revenues:                             ----           ----
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Organizational expenses          $   2,171      $  12,284
  Employee relocation                 24,161           - -
  Salaries and benefits               24,368           - -
  Depreciation expense                 2,645           - -
  Interest expense                     7,405           - -
  Rent expense                         3,750           - -
  Utilities and telephone              1,543           - -
  Legal & professional                 2,827           - -
  Other expenses                      16,113          1,045
                                    --------       --------
   Total expenses                  $  84,983      $  13,329
                                    --------       --------

Net (loss)                         $ (84,983)     $ (13,329)
                                    ========       ========

                 Refer to notes to the financial statements.



                          ISLANDS BANCORP
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF OPERATIONS


                                      For the six-month
                                     period ended June 30,
                                     ---------------------
                                      2000           1999
Revenues:                             ----           ----
Interest income                   $     - -      $     - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Organizational expenses          $   2,271      $  29,902
  Salaries and benefits               71,451           - -
  Employee relocation                 24,161           - -
  Depreciation expense                 5,290           - -
  Interest expense                    11,609           - -
  Rent expense                         7,298           - -
  Utilities and telephone              2,839           - -
  Legal & professional                 3,437           - -
  Other expenses                      12,730          1,045
                                    --------       --------
   Total expenses                  $ 141,086      $  30,947
                                    --------       --------

Net (loss)                         $(141,086)     $ (30,947)
                                    ========       ========


             Refer to notes to the financial statements.



                           ISLANDS BANCORP
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOWS

                                              For the six-month
                                            period ended June 30,
                                            ---------------------
                                            2000             1999
Cash flows from pre-operating               ----             ----
 activities of the development stage:
  Net (loss)                            $ (141,086)      $  (30,947)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs        (141,646)            - -
    Decrease in payables and accruals      (16,036)            - -
    (Increase) in other assets             (15,080)            - -
    Depreciation expense                     5,290             - -
                                         ---------        ---------
Net cash used by pre-operating
 activities of the development stage    $ (308,558)      $  (30,947)
                                         ---------        ---------
Cash flows from investing activities:
 Purchase of fixed assets               $  (12,932)      $     - -
                                         ---------        ---------
Net cash used in investing activities      (12,932)      $     - -
                                         ---------        ---------

Cash flows from financing activities:
 Issuance of common stock               $     - -        $    5,500
 Advances from organizers                     - -            64,500
 Increase in notes payable                 299,750             - -
                                         ---------        ---------
Net cash provided
 from financing activities              $  299,750       $   70,000
                                         ---------        ---------

Net increase (decrease) in cash         $  (21,740)      $   39,053
Cash, beginning of period                   24,061            4,750
                                         ---------        ---------
Cash, end of period                     $    2,321       $   43,803
                                         =========        =========

                 Refer to notes to the financial statements.

                              ISLANDS BANCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.


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


Item 2 - Management Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operation.
------------

	The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


Overview
--------

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

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective March 13, 2000. Pursuant to the Registration Statement, a minimum of 630,000 shares of the Company's common stock, no par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to complete the offering and commence banking operations by the end of the fourth quarter of 2000. The Company anticipates the Bank to begin operations out of a temporary facility to be located at 131 Sea Island Parkway (Federal Highway 21) in Lady's Island, South Carolina. This site is currently under contract for purchase by the Company. The Company expect construction of the Bank's permanent facility at that site to be completed by the end of the fourth quarter of 2001.


Financial Results
-----------------

	The Company had a net loss of $141,086 for the six-month period ended June 30, 2000, and $315,341 in cumulative losses from inception through June 30, 2000. These losses resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC, and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $187,536 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. In a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

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


Funding of Operations and Liquidity
-----------------------------------

	The Company's operations from inception through the closing of its initial public offering have been funded through advances from and purchases of Common Stock by the Company's organizers and the aggregate amount of lines of credit from unrelated financial institutions. As of June 30, 2000, the Company has a line of credit ("LOC") up to $500,000 with an unrelated financial institution. The LOC is guaranteed by several of the Company's organizers and carries an interest rate of prime less one-half percent. As of June 30, 2000, approximately $425,000 had been drawn on the LOC. The Company intends to use proceeds from its initial public offering to repay the advances of its organizers and the balance owed on the LOC.

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


Capital Expenditures
--------------------

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

	Construction of the Bank's main office building at this site is expected to commence shortly following the closing of the Bank's purchase of the real estate. The estimated cost of the building is approximately $1,050,000. The Bank will fund the purchase of the real estate acquisition and the construction of its main building with a portion of the net proceeds received from the issuance of its common stock to the Company. Construction of the Bank's permanent facility at this site is expected to be completed by the end of the fourth quarter of 2001. Pending the completion of the permanent facility, the Company expects to commence the Bank's operations from temporary modular facilities located at this site.


Advisory Note Regarding Forward-Looking Statements
--------------------------------------------------

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


                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         -----------------

         The Company is not a party to any pending litigation.


Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         During the three-months ended June 30, 2000, the Company did not issue any securities without registration under the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.
         -------------------------------

         This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-months ended June 30, 2000.


Item 5.  Other Information.
         -----------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

          (a)  Exhibits:
               27.1 - Financial data schedule (for SEC use only).

          (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended June 30, 2000.




                                  SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ISLANDS BANCORP
                             ----------------------------------------
                             (Registrant)


Date: August 8, 2000     BY:  /s/ William B. Gossett
      -----------------       ---------------------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (Principal Executive, Financial and Accounting
                               Officer)