Form 10QSB
period 2000-09-30
ISLANDS BANCORP
filed 2000-11-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2000.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    -------------

                  Commission File No. 33-31013-A

                          ISLANDS BANCORP
-------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)


   SOUTH CAROLINA                         57-1082388
------------------------   ----------------------------------------
(State of Incorporation)     (I.R.S. Employer Identification No.)

        211 Charles St., Suite 100, Beaufort, SC 29902
-------------------------------------------------------------------
        (Address of Principal Executive Offices)

                          (843) 470-9962
-------------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

                         Not Applicable
-------------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, no par value per share, 550 shares outstanding as of November 8, 2000.

                             (Page 1 of 14)


                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                         ISLANDS BANCORP
                 (A DEVELOPMENT STAGE ENTERPRISE)
                         BALANCE SHEETS


                ASSETS                September 30, December 31,
                                          2000          1999
                                       ----------    ----------
Cash                                   $   10,090    $   24,061
Property and equipment, net                42,931        28,830
Deferred registration costs               257,990        45,890
Other assets                               18,285         1,453
                                        ---------     ---------
 Total Assets                          $  329,296    $  100,234
                                        =========     =========


             LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Current liabilities
Accounts payable and accrued expenses  $   19,901    $   21,607
Advances from organizers                  100,000       100,000
Notes payable                             585,571       130,524
                                        ---------     ---------
 Total current liabilities             $  705,472    $  252,131
                                        ---------     ---------

Long term liabilities
Notes payable                          $    8,926    $   16,858
                                        ---------     ---------
 Total long term liabilities           $    8,926    $   16,858
                                        ---------     ---------

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Common stock, zero par value,
 10,000,000 shares authorized,
 550 shares issued and outstanding     $    5,500    $    5,500
(Deficit) accumulated during
 the development stage                   (390,602)     (174,255)
                                        ---------     ---------
 Total Stockholders' Equity            $ (385,102)   $ (168,755)
                                        ---------     ---------
 Total Liabilities and
  Stockholders' Equity                 $  329,296    $  100,234
                                        =========     =========


            Refer to notes to the financial statements.



                            ISLANDS BANCORP
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF OPERATIONS

                                     For the three-month
                                   period ended September 30,
                                   --------------------------
                                      2000           1999
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------
Expenses:
  Organizational expenses          $   2,171      $  31,198
  Employee relocation                 24,161           - -
  Salaries and benefits               24,368         22,924
  Depreciation expense                 2,645          1,764
  Interest expense                     7,405             61
  Rent expense                         3,750           - -
  Utilities and telephone              1,543            503
  Legal & professional                 2,827           - -
  Other expenses                      16,113          4,184
                                    --------       --------
   Total expenses                  $  84,983      $  60,634
                                    --------       --------
Net (loss)                         $ (84,983)     $ (60,634)
                                    ========       ========

            Refer to notes to the financial statements.


                           ISLANDS BANCORP
                   (A DEVELOPMENT STAGE ENTERPRISE)
                       STATEMENTS OF OPERATIONS


                                      For the nine-month
                                   period ended September 30,
                                   --------------------------
                                      2000           1999
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------
Expenses:
  Organizational expenses          $   2,371      $  61,101
  Salaries and benefits              121,154         22,924
  Employee relocation                 24,161           - -
  Depreciation expense                 7,935          1,764
  Interest expense                    23,184             61
  Rent expense                        11,048           - -
  Utilities and telephone              4,448            503
  Legal & professional                 4,829           - -
  Other expenses                      17,217          5,229
                                    --------       --------
   Total expenses                  $ 216,347      $  91,582
                                    --------       --------
Net (loss)                         $(216,347)     $ (91,582)
                                    ========       ========

           Refer to notes to the financial statements.



                         ISLANDS BANCORP
                 (A DEVELOPMENT STAGE ENTERPRISE)
                     STATEMENTS OF CASH FLOWS


                                            For the nine-month
                                         period ended September 30,
                                         --------------------------
                                             2000           1999
                                             ----           ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (216,347)      $  (91,582)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs        (212,100)         (20,900)
    (Decrease) in payables and accruals     (1,706)          12,363
    (Increase) in other assets             (16,832)          (1,888)
    Depreciation expense                     7,935            1,764
                                         ---------        ---------
Net cash used by pre-operating
 activities of the development stage    $ (439,050)      $ (100,243)
                                         ---------        ---------

Cash flows from investing activities:
 Purchase of fixed assets               $  (22,036)      $  (31,739)
                                         ---------        ---------
Net cash used in investing activities      (22,036)      $  (31,739)
                                         ---------        ---------

Cash flows from financing activities:
 Advances from organizers               $     - -        $   95,500
 Increase in notes payable                 447,115           59,998
                                         ---------        ---------
Net cash provided
 from financing activities              $  447,115       $  155,498
                                         ---------        ---------

Net increase (decrease) in cash         $  (13,971)      $   23,516
Cash, beginning of period                   24,061            4,750
                                         ---------        ---------
Cash, end of period                     $   10,090       $   28,266
                                         =========        =========

                Refer to notes to the financial statements.



                              ISLANDS BANCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)
                      NOTES TO FINANCIAL STATEMENTS
                             SEPTEMBER 30, 2000


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 1999.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new accounting and reporting activities for derivatives. The Standard requires all derivatives to be (i) measured at fair market value and
(ii) recognized as either assets or liabilities in the balance sheet. Under certain conditions, a derivative may be specifically designated as a hedge. Accounting for the changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 for one year. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of SFAS No. 133." SFAS No. 138 amends certain provisions of SFAS No. 133. Adoption of the Standard is required for the Company's December 31, 2001, financial statements with early adoption allowed as of the beginning of any quarter after June 30, 1998. Adoption is not expected to result in a material financial impact based on the Company's limited use of derivatives.


Item 2 - Management Discussion and Analysis of Financial Condition and Results
------------------------------------------------------------------------------
of Operation.
-------------

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

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective March 13, 2000. Pursuant to the Registration Statement, a minimum of 630,000 shares of the Company's common stock, no par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the Company had not yet received subscriptions for the minimum number of shares of Common Stock being offered in the offering. The Company continues to solicit subscriptions for shares of Common Stock in order to both complete the offering and commence banking operations by the end of the first calendar quarter of 2001. The Company has identified two separate sites from which the Bank may commence operations. The Company already has a binding contract to purchase one of the above sites and is currently negotiating to purchase a second site.


Financial Results
-----------------

	For the three-month periods ended September 30, 2000 and 1999, net loss amounted to $84,983 and $60,634, respectively. The losses were larger during the three-month period ended September 30, 2000 as compared to the three-month period ended September 30, 1999 because higher operational expenses, such as salaries, benefits, interest, etc. For the nine-month periods ended September 30, 2000 and 1999, net loss amounted to $216,347 and $91,582, respectively.
As the Company's pre-operating activities increased during the nine-month period ended September 30, 2000 when compared the nine-month period ended September 30, 1999, expenses increased accordingly. For example, salaries and benefits increased by $98,230, relocation expense increased by $24,161, interest expense increased by $23,123 and rent expense increased by $11,048.

	The losses for three-month and nine-month periods ended September 30, 2000 resulted from expenses incurred in connection with activities related to the organization of the Company and the Bank. These activities included preparing and filing applications with the OCC and the FDIC to charter the Bank and to obtain deposit insurance, preparing an application with the FRB for approval of the Company to become a bank holding company with respect to the Bank, responding to questions and providing additional information to the OCC, FDIC, and the FRB in connection with the application process, meetings and discussions among various organizers regarding various pre-opening issues, hiring qualified personnel to work for the Company and the Bank, conducting public relations activities on behalf of the Bank, developing prospective business contacts for the Company and the Bank, and taking other actions necessary for a successful Bank opening. In addition to the above losses, the Company capitalized $257,990 in deferred registration costs which include costs and expenses associated with preparing a prospectus, filing a Registration Statement with the SEC, and selling the Company's Common Stock. At the completion of a successful offering, deferred registration costs are immediately deducted from the Company's equity accounts. Registration costs associated with an unsuccessful offering are charged to operations in the period during which the offering is deemed unsuccessful.

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


Funding of Operations and Liquidity
-----------------------------------

	The Company's operations from inception have been funded through advances from and purchases of Common Stock by the Company's organizers and the aggregate amount of lines of credit from unrelated financial institutions. As of September 30, 2000, the Company had a line of credit ("LOC") with an unrelated financial institution with borrowing capacity of up to $700,000.
The LOC, which matures on December 30, 2000, is guaranteed by several of the Company's organizers and carries an interest rate of prime less one-half percent. As of September 30, 2000, approximately $575,000 had been drawn on the LOC. The Company intends to use proceeds from its initial public offering to repay the advances of its organizers and the balance owed on the LOC. In addition, the Company owes approximately $19,497 on a note secured by an automobile.

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


Capital Expenditures
--------------------

	The Company has entered into an agreement for the purchase of approximately 2.3 acres of land at 131 Sea Island Parkway (Federal Highway 21) in Lady's Island, South Carolina, to be used as the site for either a main office or a future branch of the Bank. The purchase price under the agreement is $520,000. The purchase agreement is expected to be assigned at cost from the Company to the Bank upon the commencement of Bank operations. Promptly following that assignment, the Bank is expected to close the purchase. The Company is entitled to extend the closing date of the land purchase up to six months beyond the scheduled closing date of May 15, 2000 in return for the non-refundable payment to the current landowner of $3,000 for each 30-day extension.

	Should the Bank utilize the above site to construct its main office, construction would commence shortly after the commencement of banking operations. The estimated cost of the building is approximately $1,050,000. The Bank will fund the purchase of the real estate acquisition and the construction of its main building with a portion of the net proceeds received from the issuance of its common stock to the Company. Construction of the Bank's permanent facility at this site is expected to be completed by the end of the fourth quarter of 2001. Pending the completion of the permanent facility, the Company expects to commence the Bank's operations from temporary modular facilities located at this site.


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


Item 2.  Changes in Securities and Use of Proceeds.
---------------------------------------------------

         During the three-months ended September 30, 2000, the Company did not issue any securities without registration under the Securities Act of 1933.


Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

         This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-months ended September 30, 2000.


Item 5.  Other Information.
---------------------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

         (a)  Exhibits:
		  27.1 - Financial data schedule (for SEC use only).

         (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended
              September 30, 2000.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ISLANDS BANCORP
                              -----------------------------------
                              (Registrant)


Date: November 10, 2000  BY:  /s/ William B. Gossett
      -----------------       -----------------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (Principal Executive, Financial
                                 and Accounting Officer)