Form 10KSB
period 2000-12-31
ISLANDS BANCORP
filed 2001-03-30
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-KSB

(Mark One)

 x   Annual report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934

For fiscal year ended December 31, 2000
                      -----------------

     Transition report under Section 13 or 15(d) of the Securities --- Exchange Act of 1934

     For the transition period from ______________ to _______________

     Commission file number 333-92653

                               ISLANDS BANCORP
                               ---------------
               (Name of small business issuer in its charter)

        South Carolina                                     57-1082388
---------------------------------               ------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                       Identification No.)

2348 Boundary Street, Beaufort, South Carolina               29903
----------------------------------------------        ------------------------
    (Address of Principal Executive Offices)                (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:    None.

Securities registered pursuant to Section 12(g) of the Act:    None.

Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
                            Yes     X              No
                                  -----                 -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                          ---

State issuer's revenues for its most recent fiscal year:  $0
                                                         ----

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $0
                                        ----

                        APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 550 as of March 30, 2001.

                          DOCUMENTS INCORPORATED BY REFERENCE
None.

      Transitional Small Business Disclosure format (check one):
                               Yes          No    X
                                    -----       -----



                                   TABLE OF CONTENTS
                                                                          Page
                                                                         Number

PART I                                                                     3

ITEM 1.   DESCRIPTION OF BUSINESS                                          3

ITEM 2.   DESCRIPTION OF PROPERTIES                                       16

ITEM 3.   LEGAL PROCEEDINGS                                               16

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

PART II                                                                   17

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS                                                         17

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION                                  17

ITEM 7.   FINANCIAL STATEMENTS                                            19

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                        19

PART III                                                                  20

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT               20

ITEM 10.  EXECUTIVE COMPENSATION                                          22

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT  24

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  26

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB                      28



                                  PART I


ITEM 1.  DESCRIPTION OF BUSINESS

               CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

     Various matters discussed in this Annual Report on Form 10-KSB may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Islands Bancorp (the "Company") or Islands Community Bank, N.A. ("Islands Community" or the "Bank") to be materially different from the results described in such forward-looking statements.

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     *  Lack of sustained growth in the economy of Beaufort County;

     * The inability of the Bank to achieve and maintain regulatory capital standards;

     *  Changes in the legislative and regulatory environment;

     * The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     * The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                                ISLANDS BANCORP

     Islands Bancorp is a South Carolina corporation that was incorporated on July 23, 1999 to organize and serve as the holding company for Islands Community, a proposed national bank. The bank will operate as a community bank emphasizing prompt, personalized customer service to the individuals and businesses located in Beaufort County, South Carolina, including the City of Beaufort, and its neighboring islands and communities.

     We have filed an application for a charter to be granted by the Office of the Comptroller of the Currency (the "OCC") and an application for insurance of its deposits to be issued by the Federal Deposit Insurance Corporation (the "FDIC"). Both the OCC and the FDIC have granted preliminary approval. We have also applied to the Board of Governors of the Federal Reserve System (the "Federal Reserve") for authority to become a bank holding company and the Federal Reserve has also granted preliminary approval.

     The Company was organized because we believe it provides flexibility that would otherwise not be available to the Bank. For example, the holding company structure makes it easier to raise capital for the Bank because the Company is able to issue securities without the need for prior banking regulatory approval, and the proceeds of debt securities issued by the Company can be invested in the Bank as primary capital.


                               ISLANDS COMMUNITY

GENERAL

     Once it opens for business, Islands Community will operate as a full-service commercial bank. The Bank will offer personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank will also offer commercial, real estate, installment and other consumer loans. The Bank's real estate loans will include commercial real estate, construction and development and residential real estate loans. In addition, the Bank will provide such services as cashier's checks, safe-deposit boxes, traveler's checks, banking by mail, direct deposit and U.S. Savings Bonds. The Bank will also offer Mastercardr and Visar credit card services through a correspondent bank as an agent.

PHILOSOPHY

     Through our localized management and ownership we believe we will be uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout our market area. We believe that local ownership and control will allow the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

MARKET AREA AND COMPETITION

     Our primary service area consists of a large portion of Beaufort County. It includes the City of Beaufort and the adjacent communities of Port Royal and Burton. It also includes the islands that are northeast of the Broad River and south of the Coosaw River. Some of the major islands are Lady's Island, Fripp Island, Parris Island, St. Helena Island, Hunting Island, Port Royal Island, Dataw Island and Harbor Island. Located in the southernmost corner of coastal South Carolina, Beaufort County is one of the fastest growing counties in South Carolina, in terms of both population and commercial growth. The City of Beaufort serves as the commercial and retail center for communities in the southern corner of South Carolina and is considered a key economic focal point of the Beaufort County area.

     We believe an attractive opportunity exists in our primary service area for a locally headquartered community bank that focuses on personalized service to individuals and businesses. The banking industry in our primary service area has experienced significant consolidation in recent years principally as the result of the liberalization of interstate banking and branching laws. Consequently, many of our area's former community banks have been acquired by large regional financial institutions headquartered outside our market area.

     The Bank will compete with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2000, the Beautfort County area was served by 17 banking and savings institutions with 55 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Bank of America, N.A., Wachovia Bank, N.A., and Atlantic Savings Bank, F.S.B.

LENDING SERVICES

     LENDING POLICY. The Bank plans to offer a full range of lending products, including commercial, real estate and consumer loans to individuals and small- and medium-sized businesses and professional concerns. The Bank generally intends to allocate its loan portfolio as follows:

                 Loan Classification           Percentage
                 -------------------           ----------
                 Real estate loans                42%
                 Consumer loans                   39%
                 Commercial loans                 19%

     LOAN APPROVAL AND REVIEW. The Bank will establish loan approval policies that provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee will determine whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless its board of directors approves the loan, and the terms of the loan are no more favorable than would be available to any other applicant.

     LENDING LIMITS. The Bank's lending activities will be subject to a variety of lending limits imposed by federal law. Different limits will apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank will be able to loan any one borrower a maximum amount equal to either of the following:

     *  15% of the Bank's capital and surplus; or

     * 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

     Islands Community has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. The Bank may sell loan participations to other financial institutions in order to meet the lending needs of loan customers requiring extensions of credit above the Bank's limits.

     CREDIT RISKS. The principal economic risk associated with each category of loans that the Bank makes is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees.

     REAL ESTATE LOANS. The Bank will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans. Interest rates for all categories may be fixed or adjustable,
and will more than likely be fixed for shorter-term loans.   The Bank will
compete for real estate loans with competitors who are well established in the Beaufort County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

     COMMERCIAL REAL ESTATE. The Bank expects to offer commercial real estate loans to developers of both commercial and residential properties. The Bank intends to manage its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which will be different for each type of business and commercial entity. We will evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Management will attempt to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80 percent. In addition, we may also require personal guarantees of the principal owners.

     CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell the property prior to beginning construction, the loan will be considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, the loan will be considered to be on a speculative basis. Residential and commercial construction loans will be made to builders and developers and to consumers who wish to build their own home. The term of construction and development loans will generally be limited to 18 months, although payments may be structured on a longer amortization basis. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not exceed 75 percent. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction, management anticipates that the mortgage will be converted to a permanent loan and may be sold to an investor in the secondary mortgage market.

     RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans will be made to qualified individuals for the purchase of existing single-family residences in our primary service area. These loans will conform to the Bank's appraisal policy and real estate lending policy which will detail maximum loan-to-value ratios and maturities. We expect that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Mortgage loans that do not conform to the Bank's policies will be sold in the secondary markets. The risk of these loans depends on the salability of the loan to national investors and on interest rate changes. The Bank intends to limit interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before originating the loan. The Bank will retain loans for its portfolio when it has sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies will generally be the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

     CONSUMER AND INSTALLMENT LOANS. Consumer loans will include lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. Consumer loans will also include installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. Consumer loans will generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends upon the borrower's continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Various federal and state laws also limit the amount that can be recovered.

     COMMERCIAL LOANS. Commercial lending activities will be directed principally toward businesses whose demand for funds falls within the Bank's anticipated lending limits. This category of loans includes loans made to individuals, partnerships, and corporate borrowers. The loans are obtained
for a variety of business purposes.   Particular emphasis will be placed on
loans to small to medium-sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary service area. The bank considers "small businesses" to include commercial, professional and retail businesses with annual gross sales of less than $15 million or annual operating costs of less than $3 million. Within small business lending, the Bank intends to focus on niches in the market and expects to offer small business loans utilizing government enhancements, such as the Small Business Administration's 7(a) program. The types of commercial and small business loans provided will include principally term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay the loan under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrower's ability to service the debt and reduce the risk of nonpayment.

     INVESTMENTS. In addition to loans, the Bank will make other investments, primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank will exceed any applicable limitation imposed by law or regulation. Our asset and liability management committee will review the investment portfolio on an ongoing basis to ascertain investment profitablity and to verify compliance with the Bank's investment policies.

     DEPOSITS. The Bank will offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. All deposit accounts will be insured by the FDIC up to the maximum amount permitted by law. The Bank's transaction accounts and time certificates will be tailored to its principal market area at competitive rates. The sources of deposits will be residents, businesses and employees of businesses within the Bank's primary service area. These deposits are expected to be obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations, and advertisements published in the local media.

     ASSET AND LIABILITY MANAGEMENT. The Bank's primary assets will consist of its loan portfolio and its investment accounts. Its liabilities will consist primarily of its deposits. Our objective is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, we will seek to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Management will seek to invest the largest portion of the Bank's assets in real estate, consumer and commercial loans. We anticipate that loans will be limited to less than 75 percent of deposits and capital funds. This ratio may be exceeded, however, in the initial period of operation. We anticipate that the Bank's investment account will consist primarily of marketable securities of the United States Government, federal agencies and state and municipal governments, generally with varied maturities.

     We expect that the Bank's asset/liability mix will be monitored on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities prepared and presented to the board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.


                                 EMPLOYEES

     When it begins operations, we expect the Bank to have approximately eleven full-time employees and no part-time employees. We do not expect that the Islands Bancorp will have any employees other than its officers who are also employees of the Bank. We anticipate that in its first year of operation, the Bank will hire five additional persons on a full-time basis and one additional person on a part-time basis, subject to the Bank's needs.


                         SUPERVISION AND REGULATION

     Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

ISLANDS BANCORP

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. As a result, the Company will be primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before doing any of the following:

     * Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the Bank's voting shares;

     *  Acquiring all or substantially all of the assets of any bank; or

     *  Merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and has had continuous operations for five years.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either of the following:

     * The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     * No other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is not registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Unless and until we qualify and elect to become a financial holding company, as outlined below, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

     *  Banking or managing or controlling banks; and

     * An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     *  Factoring accounts receivable;

     * Making, acquiring, brokering or servicing loans and usual related activities;

     *  Leasing personal or real property;

     * Operating a non-bank depository institution, such as a savings association;

     *  Trust company functions;

     *  Financial and investment advisory activities;

     *  Conducting discount securities brokerage activities;

     * Underwriting and dealing in government obligations and money market instruments;

     *  Providing specified management consulting and counseling activities;

     *  Performing selected data processing services and support services;

     * Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     *  Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     *  Lending, trust and other banking activities;

     * Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     *  Providing financial, investment, or advisory services;

     * Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     *  Underwriting, dealing in or making a market in securities;

     * Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     * Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     *  Merchant banking through securities or insurance affiliates; and

     *  Insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We currently have no plans to elect to become a financial holding company.

     SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     SOUTH CAROLINA STATE REGULATION. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, the Company will be subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. Prior to engaging in the acquisition of nonbanking institutions or state chartered banks, we must receive the Board's approval, and we must file periodic reports with respect to our financial condition and operations, management and intercompany relationships between Islands Bancorp and its subsidiaries.

ISLANDS COMMUNITY

     As a national bank, the Bank will be primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency will regularly examine the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits will be insured by the FDIC to the maximum extent provided by law. The Bank will also be subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the Office of the Comptroller of the Currency. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, South Carolina has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of South Carolina may branch into South Carolina. This provides a limited barrier of entry into the South Carolina banking market, which protects us from an important segment of potential competition. However, because South Carolina has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in.

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to difference categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. If, as we predict, the Bank's aggregate assets during our initial years of operation do not exceed $250 million, under the Gramm-Leach-Bliley Act, we will be subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations will also be subject to federal laws applicable to credit transactions, such as the following:

     * The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     * The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     * The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     * The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     * The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

     * The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank will be subject to the following:

     * The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     * The Electronic Funds Transfer Act and Regulation E issued by the Fed-eral Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liab-ilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

     The Company and the Bank will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. If, as we predict, the Company's consolidated total assets during its initial years of operation do not exceed $150 million, under the Federal Reserve's capital guidelines, its capital adequacy will be measured on a bank-only basis, as opposed to a consolidated basis. The Bank will also be subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

     The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

     Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-Prompt Corrective Action."

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders.

     The Bank will be required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the Office of the Comptroller of the Currency, the Bank were engaged in or about to engage in an unsafe or unsound practice, the Office of the Comptroller of the Currency could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action."

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of the following:

     *  A bank's loans or extensions of credit to affiliates;

     *  A bank's investment in affiliates;

     * Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     * Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     * A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

     The Company and the Bank will also be subject to the provisions of
Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank will also be subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

                   SELECTED STATISTICAL INFORMATION

     The Bank has not yet opened for business and, as a result, the Bank has no historical financial information. Consequently, selected statistical information has been omitted. For information concerning the Company's historical financial performance, see "Part II-Item 6. Management's Plan of Operation" and "Part II-Item 7. Financial Statements."


ITEM 2.  DESCRIPTION OF PROPERTIES

     Our main office will be located adjacent to Beaufort Plaza at 2348 Boundary Street, Beaufort, South Carolina. We plan to purchase a former Wachovia Bank office located at this site. The office is a one-story banking facility with approximately 7,500 square feet.

     We plan to begin renovation of the main building approximately six months after the Bank opens for business. We expect that the renovations will take approximately six months to complete. During the renovation period, we plan to operate out of a modular building that will be placed at the same Boundary Street location.

     In addition, we have purchased approximately 2.3 acres of land at 131
Sea Island Parkway on Lady's Island, South Carolina. Initially, we planned to construct our main office on this site. However, we have decided to locate the main office at the Boundary Street location, because we believe it will provide the Bank with greater visibility and will be more accessible to our customers. We intend to keep the Lady's Island location as a future branch site. Upon completion of the main office building renovations, we plan to relocate the modular building to the Lady's Island location to be used as a branch office. The Bank will be required to seek regulatory approval prior to establishing a branch at this location.


ITEM 3.  LEGAL PROCEEDINGS

     There are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company closed its initial public offering of securities on December 31, 2000. There is currently no established market for the Company's common stock, and an active trading market is not likely to develop. The Company does not have any plans to list its common stock on any stock exchange or on the over-the-counter market. As a result, investors who need or wish to dispose of all or any part of their common stock may be unable to do so except in private, directly negotiated sales. The proceeds of the Company's stock sale will be held in an escrow account until shortly before the Bank opens for business. Accordingly, on March 30, 2001, the Company had 11 shareholders of record who owned an aggregate of 550 shares.

     (b) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, will be dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations will apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6.  MANAGEMENT'S PLAN OF OPERATION

     The Company is still at its developmental stage as its principal banking operations have not commenced. The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's financial statements and related notes.

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     For the year ended December 31, 2000, assets grew by $806,486, from $100,234 at December 31, 1999 to $906,720. The majority of the above increase is attributed to two items:

(i) Property and equipment increased from $28,830 (1999) to $568,113 (2000), an increase of $539,283. The majority of the increase is due to the purchase of a vacant lot to be utilized in the future for a branch office.

(ii) Deferred registration costs increased from $45,890 (1999) to $296,813
     (2000), an increase of $250,923. Deferred registration costs are capitalized costs incurred in connection with the sale of the Company's common stock. Much of the costs relate to the marketing efforts as well as to other professional fees. Once funds from the sale of the Company's common stock are released by the Escrow Agent, deferred registration costs will be deducted from the Company's equity account.

     To fund the Company's operations and acquire property and other assets during the calendar years 2000 and 1999, the Company borrowed $1,388,340 and $268,989, respectively. The Company also utilized $5,500 from the sale of its common stock to insiders during 1999 as a source of funding. Of the outstanding borrowings at December 31, 2000 and 1999, $100,000 was obtained, interest-free, from certain directors of the Company. Table 1 below provides additional information concerning the Company's obligations as of December 31, 2000 and 1999.

                   Outstanding Loans
                 --------------------
                     December 31,
                 ---------------------   Funds  Interest    Maturity
                     2000      1999    Available  Rate     Collateral  Date
                     ----      ----    ---------  ----     ----------  ----

Line of Credit   $  735,000  $  --     $165,000  (P-1/2)%  Directors' 3-31-01
                                                            guaranty

Lot loan            520,000     --        --     (P-1/2)%     Lot,   11-15-01
                                                           Directors'
                                                            guaranty

Automobile loan      16,855    27,382     --       0.9%    Automobile 8-05-02

Directors'
 advances           100,000   100,000     --       0%        None       Upon
                                                                       release
                                                                    from Escrow

Accounts payable     16,484    21,607     --       0%        None       Within
                                                                       30 days

Line of credit        --       85,000     5,000    P%      Directors'  3-7-00
                                                            guaranty

Line of credit        --       35,000   465,000  (P-1/2)%  Directors' 12-24-00
                                                            guaranty
                 ----------  --------  --------  --------  ---------  --------
  Total          $1,388,340  $268,989     N/A      N/A         N/A      N/A
                 ==========  ========  ========  ========  =========  ========

     Net loss for the years ended December 31, 2000 and 1999, amounted to $312,865 and $169,005, respectively. The net loss for the calendar year 2000 exceeded the net loss for the calendar year 1999 primarily due to the following two items:

(i) Salaries, benefits and relocation expenses were approximately $136,000 larger in 2000. This is due to the fact that additional employees were hired to manage the pre-operating activities.

(ii) Interest expense was approximately $43,000 larger in 2000. This was due to higher borrowings and interest rate in the calendar year 2000 as compared to the calendar year 1999.

     The Company had no revenues (interest or non-interest income) during the calendar years 2000 and 1999.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Company's net interest income is negative as it had no earning assets, such as loans or investments from which interest income is derived. Accordingly, the Company is unable (with the exception of paying off its obligations) to match interest earning assets with interest bearing liabilities for duration and rate-sensitivity purposes.

     The Company's obligations amounted to approximately $1.4 million. Once funds from the escrow account are released, the Company will be in a position to pay off all obligations; however, the Company may elect to refinance a portion of the obligations described in Table 1.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL

     As of December 31, 2000 and 1999, there were 550 shares issued and outstanding. At December 31, 2000 and 1999, the Company had a negative capital position of approximately $482,000 and $169,000, respectively.

     Subsequent to December 31, 2000, the Company was able to successfully complete the sale of its common stock. Once the funds are released from escrow, the Company's capital position will improve significantly as at least $6.3 million will be added into the Company's capital accounts.


ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2000.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is information regarding the existing and proposed directors and executive officers of Islands Bancorp. The President and Chief Executive Officer and each of the existing and proposed directors of Islands Bancorp are expected to hold these same positions with the Bank. Islands Bancorp, as the sole shareholder of the Bank, will nominate each of the following individuals to serve as a director of the Bank at the Bank's first shareholders meeting. Directors of the Bank will serve for a term of one year and will be elected by Islands Bancorp each year at the Bank's annual meeting of shareholders. The Bank's officers will be appointed by and hold office at the will of its board of directors.

     Under the articles of incorporation of Islands Bancorp, the board of directors of the Company is divided into three classes of directors who serve staggered three-year terms. The members of one class will be elected at each annual meeting of shareholders and hold office until the third annual meeting following their election and until their successors are elected and qualified.

     The following table sets forth for each existing director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2000, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                          DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                 SINCE    AND BUSINESS EXPERIENCE
-----------------------   --------  -------------------------------------

CLASS I DIRECTORS:
(Term Expiring 2003*)

William B. Gossett (57)     1999    President and Chief Executive Officer of
                                    Islands Bancorp; previously President
                                    and Chief Executive Officer of Liberty
                                    National Bank, Longwood, Florida.

Louis O. Dore (55)          1999    Attorney, Louis O. Dore P.A., Beaufort,
                                    South Carolina

Martha B. Fender (55)       1999    Vice President of Islands Bancorp;
                                    President and Owner of Coastal Carolina
                                    Realty, Inc., Beaufort, South Carolina
                                    (real estate sales).

D. Martin Goodman (54)      1999    Chairman of the Board of Islands
                                    Bancorp; Area Manager of the University
                                    of South Carolina Small Business
                                    Development Center in Beaufort, South
                                    Carolina; Co-owner, with his wife, of
                                    Ollie's Seafood Restaurants in Beaufort,
                                    South Carolina.

* Each Class I director will stand for re-election at the 2001 annual meeting of shareholders and, if elected, will serve a three-year term expiring in 2004.

                          DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                 SINCE    AND BUSINESS EXPERIENCE
-----------------------   --------  -------------------------------------

CLASS II DIRECTORS:
(Term Expiring 2001)

Paul M.
 Dunnavant, III (36)        1999    Treasurer of Islands Bancorp; Chief
                                    Financial Officer and Treasurer of
                                    Amick Farms, Inc., Batesburg, South
                                    Carolina (integrated poultry
                                    processing).

Dr. Edward
 J. McNeil, Jr (46)         1999    Secretary of Islands Bancorp;
                                    Physician, Low Country Medical Group,
                                    Beaufort, SouthCarolina, since January
                                    1998; practicing physician with
                                    Internal Medicine Health Care in
                                    Beaufort from January 1997 to December
                                    1997, and with Southeast Health Care
                                    Association from January 1995 to
                                    December 1996

Frances K. Nicholson (46)   1999    Manager and Principal Owner of Nicholson
                                    Investments LLC (real estate leasing and securities portfolio company).

                          DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                 SINCE    AND BUSINESS EXPERIENCE
-----------------------   --------  -------------------------------------

CLASS III DIRECTORS:
(Term Expiring 2002)

Avery E. Cleland (40)       1999    President and Owner of Cleland
                                    Construction Co., Inc. (subdivision,
                                    shopping mall, highway and public
                                    utility construction).

J. Frank Ward (53)          1999    Sales Coordinator and Realtor,
                                    Renaissance Marketing, LLC, Beaufort,
                                    South Carolina since February 1998; New
                                    Car Sales Manager, Toyota Center in
                                    West Columbia/Lexington, South
                                    Carolina.

Bruce K. Wyles (46)         1999    Dentist, sole proprietorship, Beaufort,
                                    South Carolina.

PROPOSED DIRECTORS:

     In addition to the existing directors listed above, the individuals described below are proposed directors of Islands Bancorp and the Bank. Subject to receipt of the necessary regulatory approvals, we intend to appoint the following individuals to the board of directors of Islands Bancorp and the Bank. We have not yet determined in which class of Islands Bancorp's board of directors each of the individuals will be placed, but we intend to add the individuals to each of our three classes so that the classes will remain as nearly equal in number as possible.

Daryl A. Ferguson                   Co-Chairman of Hungarian Telephone
                                    Company, Budapest, Hungary and
                                    Stamford, Connecticut
                                    (telecommunications); served as
                                    President and Chief Operating Officer
                                    of Citizens Utilities in Stamford,
                                    Connecticut from 1990 to 2000.

Stancel E. Kirkland, Sr.            Managing Member of Bull Point
                                    Plantation, Seabrook, South Carolina
                                    (real estate development); Attorney,
                                    Partner in the Kirkland Law Firm,
                                    Columbia, South Carolina from 1971 to
                                    1999.

Carl E. Lipscomb                    President and Chief Executive Officer
                                    of Lipscomb Construction, Hilton Head,
                                    South Carolina (custom home
                                    construction in the Beaufort County
                                    area).

Jimmy L. Mullins                    Owner and Chief Executive Officer of
                                    Mullins Trucking Co., Inc.,Yemassee,
                                    South Carolina; First Sergeant, United
                                    States Marine Corp (Retired).


Dr. Narayan Shenoy                  Anesthesiologist, partner in Critical
                                    Health Systems, Inc., Columbia, South
                                    Carolina.
___________________________

     In addition to the executive officers listed above who will also serve as directors, Michael S. Butler will serve as the Chief Financial Officer of the Company and the Bank. From 1999 to 2000, Mr. Butler served as a Senior Vice President and the Chief Financial Officer of Hartsville Community Bank, Hartsville, South Carolina. Prior to that, he was a senior engagement manager for Broadway & Seymour, Inc., a technology and business solutions consultant to banks and financial institutions, in Charlotte, North Carolina, from 1993 to 1999.

     The Company is filing this Annual Report on Form 10-KSB pursuant to
Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation of the Company paid during fiscal years 2000 and 1999 (since the Company's inception in July of 1999) to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2000 and 1999.
                              Annual Compensation    Long Term Compensation
                           -------------------------  --------------------
                                              Annual  Number of  All Other
                                              Compen- Securities  Compen-
     Name and               Salary     Bonus  sation  Underlying  sation(1)
     Position        Year    ($)        ($)     ($)    Options      ($)
-------------------  ----  --------    -----  -----    -------    ------
William B. Gossett,  2000  $132,917    $ --   $ --       --          --
President and        1999    56,250(2)   --     --       --          --
Chief Executive
Officer


     (1) We have omitted information on "perks" and other personal benefits because the aggregate value of these items does not meet the minimum amount required for disclosure under the Securities and Exchange Commission's regulations.

     (2) Consists of salary paid to Mr. Gossett for services as president and chief executive officer from August 1, 1999 to December 31, 1999 at an annualized rate of $135,000.

     EMPLOYMENT AGREEMENT. On July 27, 1999, the Company entered into an employment agreement with William B. Gossett pursuant to which Mr. Gossett serves as President and Chief Executive Officer of Islands Bancorp and, upon its organization, the Bank, for a term of five years. The agreement automatically renews for additional two-year terms unless either party notifies the other party of its intent not to renew at least 180 days prior to the end of the then current term.

     Mr. Gossett's initial annual base salary under the agreement was $135,000. Effective August 1, 2000, his annual salary became $130,000. He is also entitled to receive a bonus of $10,000 upon the opening of the Bank.
This bonus may increase to $27,500 based upon the board of director's consideration of various factors. For each year following the first full calendar year of the Bank's operations, Mr. Gossett is also entitled to a bonus of five percent of the Bank's net income, if the board of directors determines the bonus is appropriate in light of its analysis of various performance criteria.

     In addition to his salary and bonus compensation, Mr. Gossett will be provided with an automobile, or an automobile allowance; life insurance of $300,000 payable to his spouse and heirs; and reimbursement for automobile expenses, club dues, business expenses, and moving and relocation expenses. He will also participate in the Bank's retirement, medical and other benefit programs.

     Mr. Gossett will be eligible to participate in any long-term equity incentive program of Islands Bancorp and will be eligible for the grant of stock options, restricted stock and other awards under such program or any similar program adopted by Islands Bancorp. As soon as an appropriate stock option plan is adopted by the Company, Mr. Gossett will be granted options to purchase a number of shares of the Islands Bancorp's common stock equal to three percent of the number of shares sold in the Company's initial public offering of securities completed December 31, 2000 at a purchase price of $10.00 per share. One-third of the shares covered by the option will vest on each of the first, second and third anniversaries of the date the Bank opens for business, subject to accelerated vesting upon a change in control of the Company.

     The employment agreement with Mr. Gossett also provides that during the term of his employment and for a period expiring on the earlier to occur of
(a) one year after termination of his employment for any reason other than without cause, (b) six months after expiration of the employment agreement where expiration results from Mr. Gossett's timely notification of his intent not to renew the agreement, and (c) the expiration of the agreement where expiration results from the Company's or the Bank's timely notification to Mr. Gossett of its intent not to renew the agreement, Mr. Gossett will not compete, directly or indirectly, with the Company or the Bank, or any of their subsidiaries, or have more than a two percent passive investment in any financial institution that maintains an office or branch within 25 miles of each location where the Company or the Bank maintains an office or branch at any time during Mr. Gossett's employment under the agreement. The agreement also provides that during the term of his employment and for a period expiring on the earlier to occur of one year after termination of his employment for any reason and one year following the expiration of the agreement, Mr. Gossett will not solicit employees of the Company or the Bank for employment and will not solicit customers of the Bank to any other financial institution.

     Upon termination of Mr. Gossett's employment by the Company or the Bank without cause or for any reason following a change in control of the Company, Mr. Gossett will be entitled to a lump sum severance payment equal to two times his base salary in effect at the time, plus any accrued bonus, and all of his outstanding options will immediately vest.

OPTION GRANTS IN FISCAL YEAR 2000

     The Company did not grant any stock options or stock appreciation rights during 2000.

OPTIONS EXERCISED IN FISCAL YEAR 2000

     No options were exercised by our named executive officers in fiscal year 2000.

COMPENSATION OF DIRECTORS

     Neither the Company nor the Bank will compensate their directors until the Company and the Bank have recovered all of their losses. Thereafter, the Company and the Bank will adopt director compensation policies that conform to applicable law.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock that have been subscribed for as of March 30, 2001 and will be beneficially owned by (a) each existing and proposed director of the Company and (b) all executive officers and existing and proposed directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the record date.

Name of Beneficial Owner               Number of Shares     Percent of Class
------------------------               ----------------     ----------------

Avery E. Cleland                          10,050                  1.5
P. O. Box 377-C
Ridgeland, South Carolina
29936

Louis O. Dore                             11,050                  1.7
P. O. Box 2478
Beaufort, South Carolina
29902

Paul M. Dunnavant, III                    12,100                  1.9
P. O. Box 2309
Batesburg, South Carolina
29070

Martha B. Fender                          10,050                  1.5
169 Sea Island Parkway
Beaufort, South Carolina
29901

Daryl A. Ferguson*                        20,000                  3.1
1305 Barnwell Bluff
Beaufort, South Carolina
29902

D. Martin Goodman                         11,250                  1.7
P. O. Box 345
Beaufort, South Carolina
29901

William B. Gossett                        30,250                  4.6
711 Ribaut Road
Beaufort, South Carolina
29902

Stancel E. Kirkland, Sr.*                 20,000                  3.1
10 Governor Blake Court
Beaufort, South Carolina
29906

Carl E. Lipscomb*                         20,000                  3.1
12 Turnberry Way
Bluffton, South Carolina
29910

Edward J. McNeil, Jr.                     11,050                  1.7
109 Spanish Point Drive
Beaufort, South Carolina
299092

Jimmy L. Mullins*                         20,000                  3.1
1978 Colonial Avenue
Beaufort, South Carolina
29906

Frances K. Nicholson                      12,350                  1.9
311 Limerick Court
Simpsonville, South Carolina
29681

Narayan Shenoy*                           20,100                  3.1
244 Mooring Lane
Lexington, South Carolina
29072

J. Frank Ward                             11,270                  1.7
500 Carteret Street
Beaufort, South Carolina
29902

Bruce K. Wyles                            11,450                  1.8
10 Judge Island Drive
Beaufort, South Carolina
29902


Executive Officer Who
Is Not Also a Director:

Michael S. Butler                           0                      0
200 Bishopgate Road
Columbia, South Carolina
29212


All Directors and Executive
Officers as a Group (16 persons)         230,970                 35.4

_________________________
* Proposed Director.

     Each of our existing and proposed directors has devoted substantial time and effort to the activities necessary to organize Islands Bancorp and the Bank. Additionally, each of them has agreed to guarantee indebtedness of Islands Bancorp. In consideration of these efforts and in recognition of their financial risks, each of our existing and proposed directors will receive a warrant to purchase a number of shares of common stock equal to the number of shares he or she purchased in the offering, up to an aggregate maximum for all directors of 210,115. Since our existing and proposed directors purchased an aggregate of more than 210,115 shares in this offering, the aggregate maximum number of shares subject to the warrants will be allocated among our existing and proposed directors on a pro rata basis based on the number of shares the existing and proposed director purchased in the offering or in any other manner approved by our regulators.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Once the Bank opens for business, we anticipate that our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, will have banking and other transactions in the ordinary course of business with the Bank. It will be the policy of the Bank that any loans or other transactions with those persons or entities (a) will be made in accordance with applicable law and the Bank's lending policies, (b) will be made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)  Exhibits

Exhibit
Number           Exhibit
-------          -------

3.1              Articles of Incorporation(1)

3.2              Bylaws(1)

4.1              Specimen Stock Certificate(1)

4.2              See Exhibits 3.1and 3.2 for provisions of the
                 Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1* Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B.
                 Gossett(1)

10.2*            Form of Organizers Warrant Agreement(1)

10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General
                 Partnership(1)

10.4             Reserved.

10.5             Escrow Agreement dated November 23, 1999 between
                 Islands Bancorp and The Bankers Bank(1)

10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp

10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp

13.1             Islands Bancorp Financial Statements as of December
                 31, 2000

22.1             Subsidiaries of Islands Bancorp

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB

_________________________
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.


(b)  Reports on Form 8-K filed in the fourth quarter of 2000:  None.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     As the Company has just recently completed its initial offering of securities and has had no business operations, it does not plan on furnishing a 2000 Annual Report nor proxy material to shareholders. The Company's financial statements are included in this Annual Report on Form 10-KSB. See "Part II--Item7. Financial Statements."



                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Islands Bancorp has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ISLANDS BANCORP

                                          By:  /s/ William B. Gossett
                                               -----------------------------
                                               William B. Gossett
                                               President and Chief Executive
                                               Officer

                                        Date:  March 28, 2001



                             POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints William B. Gossett and D. Martin Goodman, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Islands Bancorp and in the capacities and on the dates indicated.

            Signature                        Title             Date

---------------------------------------     Director
Avery E. Cleland


---------------------------------------     Director
Louis O. Dore

/s/ Paul M. Dunnavant, III
----------------------------------------    Treasurer and    March 28, 2001
Paul M. Dunnavant, III                      Director

/s/ Martha B. Fender
----------------------------------------    Vice President   March 28, 2001
Martha B. Fender                            and Director

/s/ D. Martin Goodman
----------------------------------------    Chairman of      March 28, 2001
D. Martin Goodman                           the Board of
                                            Directors

/s/ William B. Gossett
----------------------------------------    President,       March 28, 2001
William B. Gossett                          Chief Executive
                                            Officer and
                                            Director*

/s/ Edward J. McNeil, Jr.
----------------------------------------    Secretary and    March 28, 2001
Edward J. McNeil, Jr.                       Director

/s/ Frances K. Nicholson
----------------------------------------    Director         March 28, 2001
Frances K. Nicholson

/s/ J. Frank Ward
----------------------------------------    Director         March 28, 2001
J. Frank Ward

/s/ Bruce K. Wyles
----------------------------------------    Director         March 28, 2001
Bruce K. Wyles

_____________________________
*  Principal executive, financial and accounting officer.



                          EXHIBIT INDEX

Exhibit
Number           Exhibit
-------          -------

3.1              Articles of Incorporation(1)

3.2              Bylaws(1)

4.1              Specimen Stock Certificate(1)

4.2              See Exhibits 3.1and 3.2 for provisions of the
                 Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1* Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B.
                 Gossett(1)

10.2*            Form of Organizers Warrant Agreement(1)

10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General
                 Partnership(1)

10.4             Reserved.

10.5             Escrow Agreement dated November 23, 1999 between
                 Islands Bancorp and The Bankers Bank(1)

10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp

10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp

13.1             Islands Bancorp Financial Statements as of December
                 31, 2000

22.1             Subsidiaries of Islands Bancorp

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB

_________________________
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.