Form 10QSB
period 2001-03-31
ISLANDS BANCORP
filed 2001-05-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                       ---------------------------
                              FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---	EXCHANGE ACT OF 1934
	For the quarterly period ended March 31, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ------------

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

           2348 Boundary Street, Beaufort, SC 29903-6240
  -----------------------------------------------------------------
               (Address of Principal Executive Offices)

                          (843) 470-9962
  -----------------------------------------------------------------
          (Issuer's Telephone Number, Including Area Code)

           211 Charles St., Suite 100, Beaufort, SC 29902
  -----------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

	Common stock, no par value per share, 550 shares outstanding as of May
14, 2001.

	TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  (Check one):
                            Yes         No  x
                                ----       ----

                               (Page 1 of 13)



                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                             ISLANDS BANCORP
                    (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS

ASSETS                                  March 31,   December 31,
                                           2001         2000
                                           ----         ----
Cash                                   $    7,311    $   40,232
Property and equipment, net             1,218,443       568,113
Deferred registration costs               311,409       296,813
Other assets                                2,292         1,562
                                        ---------     ---------
 Total Assets                          $1,539,455    $  906,720
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Current liabilities
Accounts payable and accrued expenses  $   21,072    $   16,484
Advances from organizers                  100,000       100,000
Notes payable                           1,996,294     1,261,295
                                        ---------     ---------
 Total current liabilities             $2,117,366    $1,377,779
                                        ---------     ---------

Long term liabilities
Notes payable                          $    7,913    $   10,561
                                        ---------     ---------
 Total long term liabilities           $    7,913    $   10,561
                                        ---------     ---------

Total liabilities                      $2,125,279    $1,388,340
                                        ---------     ---------

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Common stock, zero par value,
 10,000,000 shares authorized,
 550 shares issued and outstanding     $    5,500    $    5,500
(Deficit) accumulated during
 the development stage                   (591,324)     (487,120)
                                        ---------     ---------
 Total Stockholders' Equity            $ (585,824)   $ (481,620)
                                        ---------     ---------
 Total Liabilities and
  Stockholders' Equity                 $1,539,455    $  906,720
                                        =========     =========


              Refer to notes to the financial statements.



                       ISLANDS BANCORP
              (A DEVELOPMENT STAGE ENTERPRISE)
                  STATEMENTS OF OPERATIONS

                                    For the three-month
                                    period ended March 31,
                                   ------------------------
                                      2001           2000
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Salaries and benefits            $  61,593      $  37,083
  Interest expense                    27,618          4,204
  Organizational expenses              1,438            100
  Depreciation expense                 1,731          2,645
  Rent expense                         3,750          3,548
  Utilities and telephone              1,450          1,296
  Legal & professional                   156            610
  Other expenses                       6,468          6,616
                                    --------       --------
   Total expenses                  $ 104,204      $  56,102
                                    --------       --------

Net (loss)                         $(104,204)     $ (56,102)
                                    ========       ========


                 Refer to notes to the financial statements.



                           ISLANDS BANCORP
                  (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF CASH FLOWS

                                             For the three-month
                                            period ended March 31,
                                        ----------------------------
                                            2001             2000
                                            ----             ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (104,204)      $  (56,102)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs         (14,597)         (26,713)
    Increase in payables and accruals        4,588          (14,152)
    (Increase) in other assets                (730)         (15,515)
    Depreciation expense                     1,731            2,645
                                         ---------        ---------
Net cash used by pre-operating
 activities of the development stage    $ (113,212)      $ (109,837)
                                         ---------        ---------

Cash flows from investing activities:
 Purchase of fixed assets               $ (652,061)      $   (6,932)
                                         ---------        ---------
Net cash used in investing activities     (652,061)          (6,932)
                                         ---------        ---------

Cash flows from financing activities:
 Increase in notes payable              $  732,352       $   99,802
                                         ---------        ---------
Net cash provided
 from financing activities              $  732,352       $   99,802
                                         ---------        ---------

Net (decrease) in cash                  $  (32,921)      $  (16,967)
Cash, beginning of period                   40,232           24,061
                                         ---------        ---------
Cash, end of period                     $    7,311       $    7,094
                                         =========        =========


              Refer to notes to the financial statements.



                            ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2000 AND 2001

                                                       Accumulated
                  Common Stock                            Other
                ------------------  Paid in   Retained Comprehensive
                Shares   Par Value  Capital   Earnings    Income    Total
                ------   ---------  -------   --------    ------    -----
Balance,
 Dec 31,
 1999             550 $    - -   $     5,500 $ (174,255)$   - -    $  (168,755)
            ---------  ---------  ----------  ---------  --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2000   - -        - -       - -       (56,102)     - -       (56,102)
             ---------  ---------  ----------  ---------  --------   ----------

Total comprehensive
 income          - -        - -       - -       (56,102)     - -       (56,102)
            ---------  ---------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2000             550 $    - -   $     5,500 $ (230,357)$   - -    $  (224,857)
            =========  =========  ==========  =========  ========   ==========


Balance,
 December 31,
 2000             550 $    - -   $     5,500 $ (487,120)$   - -    $  (481,620)
            ---------  ---------  ----------  ---------  --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2001          - -        - -          - -     (104,204)    - -       (104,204)
            ---------  ---------  ----------  ---------  --------   ----------

Total comprehensive
 income        - -        - -          - -     (104,204)    - -       (104,204)
            ---------  ---------  ----------  ---------  --------   ----------

Balance,
 Mar. 31,
 2001             550 $    - -   $     5,500 $ (591,324)$   - -    $  (585,824)
            =========  =========  ==========  =========  ========   ==========


         Refer to notes to the consolidated financial statements.



                                ISLANDS BANCORP
                       (A DEVELOPMENT STAGE ENTERPRISE)
                        NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2000.


NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

	In June, 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative instrument's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Statement No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company adopted Statement No. 133 as of September 30, 2000. The adoption of Statement No. 133 did not have a material impact on the financial position or results of operations of the Company.

	In September, 2000, FASB issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This new Statement replaces Statement No. 125, issued in
June, 1996. Statement No. 140 resolves certain implementation and other issues that have arisen since the initial adoption of Statement No. 125, but it carries over most of Statement No. 125's provisions without change. Statement No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of Statement No. 140 will not have a significant impact on the financial position or results of operations of the Company.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
-----------------------------------------------------------------------
         PLAN OF OPERATION.
         ------------------

	The following discussion and analysis provides information which the Company believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and accompanying notes appearing in this report.


OVERVIEW

	Islands Bancorp (the "Company") was incorporated on July 23, 1999 to serve as a holding company for a proposed de novo bank, Islands Community Bank, N.A. (in organization), Beaufort, South Carolina (the "Bank"). On August 25, 1999, the Company succeeded to all the assets and liabilities of a partnership that had been established by the organizers of the Bank in December of 1998 and through which the organizers' activities had been conducted. The Company is still in a development stage and will remain in that stage until the Bank opens for business. Since its inception, the Company's main focus has been centered on activities relating to the organization of the Company and the Bank, conducting the Company's initial public offering, applying to the Office of the Comptroller of the Currency (the "OCC") for a national bank charter, applying to the Federal Deposit Insurance Corporation (the "FDIC") for deposit insurance, applying to the Federal Reserve Board (the "FRB") for the Company to become a bank holding company with respect to the Bank, conducting the sale of the Company's common stock, and identifying and acquiring the Company's permanent principal office and banking site. All preliminary approvals from the OCC, the FDIC and the FRB have been obtained.

	The Company has filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") which Registration Statement became effective March 13, 2000. Pursuant to the Registration Statement, a minimum of 630,000 shares of the Company's common stock, no par value per share (the "Common Stock"), and a maximum of 1,000,000 shares of Common Stock were registered for sale at an offering price of $10.00 per share. As of the date of this report, the public offering had been successfully completed as 652,705 shares of the Company's common stock were sold.


FINANCIAL RESULTS

	For the three-month periods ended March 31, 2001 and 2000, net loss amounted to $104,204 and $56,102, respectively. The increase in loss during the three-month period ended March 31, 2001 when compared to the three-month period ended March 31, 2000 was primarily due to the following two items:

(a) Salaries and benefits increased from $37,083 during the three-month period ended March 31, 2000 to $61,593 during the three-month period ended March 31, 2001, an increase of $24,510. The above increase was due to the hiring of a chief financial officer and an administrative assistant.

(b) Interest expense increased from $4,204 during the three-month period ended March 31, 2000 to $27,618 during the three-month period ended March 31, 2001, an increase of $23,414. This increase was caused by the Company's increased borrowings of approximately $1,850,000. The increase in borrowings funded (i) the purchase of two properties in the amount of approximately $1,250,000; (ii) stock registration and selling expenses in the amount of approximately $300,000; and (iii) pre-operating activities also in the amount of approximately $300,000.

	Because the Company is in the organizational stage, it has no operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the escrow agent will be released to the Company upon the Bank's opening for business. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

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


FUNDING OF OPERATIONS AND LIQUIDITY

	The Company's operations from inception through the date of this report have been funded through advances from and purchases of Common Stock by the Company's organizers and the aggregate amount of certain borrowings from unrelated parties. As of March 31, 2001, the borrowings are as follows:

                             Date of                    Director(s)'
                Amount       Maturity    Collateral     Guarantee
                ------       --------    ----------     ------------
             $  830,000      03-31-01        - -            Yes
                520,000      11-15-01    Lot                Yes
                640,000      06-27-01    Building, lot      Yes
                 14,207      08-06-02    Automobile         Yes
              ---------
     Total   $2,004,207
              =========

Note that the first loan listed above was renewed with a borrowing capacity of up to $1,200,000 and a maturity date of August 31, 2001.

	The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the next twelve months. All anticipated material expenditures during that period are expected to be provided for out of the proceeds of the Company's initial public offering.


CAPITAL EXPENDITURES

	On March 29, 2001, the Company purchased a building located on Boundary Street in Beaufort, South Carolina (the "Boundary Building") for the amount of $640,000. The Company plans to renovate the Boundary Building for use as its main banking facility. Renovation costs to the Boundary Building are estimated at $650,000 and should be completed during the 2002 calendar year. While the Boundary Building is undergoing renovation, the Company intends to operate the Bank from a temporary facility on land adjacent to the Boundary Building.

	The Company also owns an approximate 2.3 acre lot located on Ladys Island, South Carolina. The Company plans to build a branch on this lot, but not in the next twelve months.


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
---------------------------------------------------

	During the three-months ended March 31, 2001, the Company did not issue any securities without registration under the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-----------------------------------------

	This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three-months ended March 31, 2001.


ITEM 5.  OTHER INFORMATION.
---------------------------

	This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
------------------------------------------

	(a)  Exhibits.  None.

      (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2001.



                           SIGNATURES


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ISLANDS BANCORP
                             ---------------------------------------
                            (Registrant)


Date: May 14, 2001       By: /s/ William B. Gossett
      -----------------      ---------------------------------------
                             William B. Gossett
                             President and Chief Executive Officer
                             (Principal Executive, Financial and
                              Accounting Officer)