Form 10QSB
period 2001-06-30
ISLANDS BANCORP
filed 2001-08-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    -----------

                  Commission File No. 33-31013-A

                          ISLANDS BANCORP
    ---------------------------------------------------------------
   (Exact name of small business issuer as specified in its charter)


        SOUTH CAROLINA                    57-1082388
     ----------------------     ----------------------------------
    (State of Incorporation)   (I.R.S. Employer Identification No.)

               2348 Boundary Street, Beaufort, SC 29903-6240
            ---------------------------------------------------
                 (Address of Principal Executive Offices)

                             (843) 470-9962
           ----------------------------------------------------
             (Issuer's Telephone Number, Including Area Code)

                                    N/A
          -------------------------------------------------------
            (Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report)

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

	Common stock, no par value per share, 652,705 shares outstanding as of August 7, 2001.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                         ---             ---

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-----------------------------

                            ISLANDS BANCORP
                   (A DEVELOPMENT STAGE ENTERPRISE)
                             BALANCE SHEETS



ASSETS                                   June 30,   December 31,
------                                     2001         2000
                                        ---------   ------------
Cash                                   $   25,056    $   40,232
Property and equipment, net             1,248,118       568,113
Deferred registration costs               313,989       296,813
Other assets                               37,846         1,562
                                        ---------     ---------
 Total Assets                          $1,625,009    $  906,720
                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Current liabilities
Accounts payable and accrued expenses  $   70,245    $   16,484
Advances from organizers                  100,000       100,000
Notes payable                           2,231,295     1,261,295
                                        ---------     ---------
 Total current liabilities             $2,401,540    $1,377,779
                                        ---------     ---------
Long term liabilities
Notes payable                          $    5,259    $   10,561
                                        ---------     ---------
 Total long term liabilities           $    5,259    $   10,561
                                        ---------     ---------
Total liabilities                      $2,406,799    $1,388,340
                                        ---------     ---------

Commitments and contingencies (Note 3)


Stockholders' Equity (Note 1):
Common stock, no par value,
 10,000,000 shares authorized,
 550 shares issued and outstanding     $    5,500    $    5,500
(Deficit) accumulated during
 the development stage                   (787,290)     (487,120)
                                        ---------     ---------
 Total Stockholders' Equity            $ (781,790)   $ (481,620)
                                        ---------     ---------
 Total Liabilities and
  Stockholders' Equity                 $1,625,009    $  906,720
                                        =========     =========

             Refer to notes to the financial statements.



                             ISLANDS BANCORP
                    (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF OPERATIONS


                                     For the three-month
                                     period ended June 30,
                                   ------------------------
2001 2000
----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Salaries and benefits            $  84,103      $  24,368
  Interest expense                    67,784          7,405
  Rent expense                        20,860          3,750
  Organizational expenses                100          2,171
  Employee relocation                  1,113         24,161
  Depreciation expense                 1,731          2,645
  Legal & professional                 8,954          2,827
  Utilities and telephone              1,602          1,543
  Other expenses                       9,719         16,113
                                    --------       --------
   Total expenses                  $ 195,966      $  84,983
                                    --------       --------

Net (loss)                         $(195,966)     $ (84,983)
                                    ========       ========


             Refer to notes to the financial statements.



                            ISLANDS BANCORP
                    (A DEVELOPMENT STAGE ENTERPRISE)
                        STATEMENTS OF OPERATIONS


                                      For the six-month
                                     period ended June 30,
                                   ------------------------
                                      2001           2000
                                      ----           ----
Revenues:
 Interest income                   $    - -       $    - -
                                    --------       --------
   Total revenues                       - -            - -
                                    --------       --------

Expenses:
  Salaries and benefits            $ 145,696      $  71,451
  Interest expense                    95,402         11,609
  Rent expense                        24,610          7,298
  Organizational expenses              1,538          2,271
  Employee relocation                  1,113         24,161
  Depreciation expense                 3,462          5,290
  Legal & professional                 9,110          3,437
  Utilities and telephone              3,052          2,839
  Other expenses                      16,187         12,730
                                    --------       --------
   Total expenses                  $ 300,170      $ 141,086
                                    --------       --------

Net (loss)                         $(300,170)     $(141,086)
                                    ========       ========

              Refer to notes to the financial statements.



                             ISLANDS BANCORP
                     (A DEVELOPMENT STAGE ENTERPRISE)
                         STATEMENTS OF CASH FLOWS


                                           For the six-month
                                          period ended June 30,
                                         ------------------------
                                            2001           2000
                                            ----           ----
Cash flows from pre-operating
 activities of the development stage:
  Net (loss)                            $ (300,170)    $ (141,086)
  Adjustments to reconcile net
   (loss) to net cash used by
   pre-operating activities
   of the development stage:
    Increase in registration costs         (17,176)      (141,646)
    Decrease in payables and accruals       53,761        (16,036)
    (Increase) in other assets             (36,284)       (15,080)
    Depreciation expense                     3,462          5,290
                                         ---------      ---------
Net cash used by pre-operating
 activities of the development stage    $ (296,407)    $ (308,558)
                                         ---------      ---------
Cash flows from investing activities:
 Purchase of fixed assets               $ (683,467)    $  (12,932)
                                         ---------      ---------
Net cash used in investing activities   $ (683,467)    $  (12,932)
                                         ---------      ---------
Cash flows from financing activities:
 Increase in notes payable              $  964,698     $  299,750
                                         ---------      ---------
Net cash provided
 from financing activities              $  964,698     $  299,750
                                         ---------      ---------
Net (decrease) in cash                  $  (15,176)    $  (21,740)
Cash, beginning of period                   40,232         24,061
                                         ---------      ---------
Cash, end of period                     $   25,056     $    2,321
                                         =========      =========

               Refer to notes to the financial statements.



                             ISLANDS BANCORP
                    (A DEVELOPMENT STAGE ENTERPRISE)
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2000.


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


Item 2 - Plan of Operation.
--------------------------

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

	On July 6, 2001, the Escrow Agent released the proceeds from the sale of the Company's common stock to the Company, as all of the Escrow Agreement requirements had been met. On July 9, 2001, the Bank opened for business and the Company ceased to operate as a "development stage enterprise" when planned, principal operations commenced. Note that the financial statements in this filing reflect neither the release of the Escrow funds nor the commencement of banking operations.


Financial Results
-----------------

	For the three-month periods ended June 30, 2001 and 2000, net loss amounted to $195,966 and $84,983, respectively. The increase in loss during the three-month period ended June 30, 2001 when compared to the three-month period ended June 30, 2000 was primarily due to the following two items:

(a)	Salaries and benefits increased from $24,368 during the three-month period ended June 30, 2000 to $84,103 during the three-month period ended June 30, 2001, an increase of $59,735. The above increase was due to the hiring of personnel in preparation for the Bank's opening.

(b)	Interest expense increased from $7,405 during the three-month period ended June 30, 2000 to $67,784 during the three-month period ended June 30, 2001, an increase of $60,379. This increase was caused by the Company's increased borrowings of $1.8 million. The increase in borrowings aided in the funding of (i) the purchase of two properties in the amount of approximately $1,250,000; (ii) stock registration and selling expenses in the amount of approximately $315,000; and (iii) pre-operating activities in the amount of approximately $790,000.

     For the six-month periods ended June 30, 2001 and 2000, net loss amounted to $300,170 and $141,086, respectively. The increase in loss during the six-month period ended June 30, 2001 when compared to the six-month period ended June 30, 2000 is due primarily to the following:

(a)	an increase in salaries and benefits from $71,451 during the six-month period ended June 30, 2000 to $145,696 during the six-month period ended June 30, 2001; and

(b)	an increase in interest expense from $11,609 during the six-month period ended June 30, 2000 to $95,402 during the six-month period ended June 30, 2001;

	Because the Company is in the organizational stage, it has no operations from which to generate revenues. Note that interest income earned on funds raised from the sale of the Company's common stock and held in escrow by the Escrow Agent are not reflected in the June 30, 2001 financial statements as these funds were not released by the Escrow Agent on or prior to June 30, 2001. Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, repayment of outstanding loans and sale of loans and investment securities.

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


Funding of Operations and Liquidity
-----------------------------------

	The Company's operations from inception through the date of this report have been funded through advances from and purchases of Common Stock by the Company's organizers and the aggregate amount of certain borrowings from unrelated parties. As of June 30, 2001, the borrowings are as follows:

                                            Director(s)'
                Amount       Collateral     Guarantee
                ------       ----------     -----------
             $1,065,000          - -            Yes
                520,000      Lot                Yes
                640,000      Building, lot      Yes
                 11,553      Automobile         Yes
     Total   $2,236,553

	On July 6, 2001, upon the receipt of the funds released by the Escrow Agent, the first three loans listed above in the aggregate amount of $2,225,000 were paid-off; the automobile loan in the amount of $11,553 remained on the Company's books.

	The Company believes that the proceeds raised during the initial public offering will provide sufficient capital to support the growth of both the Company and the Bank for their initial years of operations. The Company does not anticipate that it will need to raise additional funds to meet expenditures required to operate its business or that of the Bank over the next twelve months. Salaries and benefits are expected to increase materially because of the anticipated increase in the number of employees, from an average of five employees prior to opening the Bank to approximately ten employees when the Bank commences operations. All anticipated material expenditures including salaries and benefits, and other operational expenses, during the first year of operations are expected to be provided for out of the proceeds of the Company's initial public offering and from revenues generated by the Bank.

Capital Expenditures
--------------------

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


Advisory Note Regarding Forward-Looking Statements
--------------------------------------------------

	Certain of the statements contained in this report on Form 10-QSB that are not historical facts are forward-looking statements relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management.

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



                      PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
--------------------------

	The Company is not a party to any pending litigation.


Item 2.  Changes in Securities and Use of Proceeds.
--------------------------------------------------

	(a)  Not applicable.

	(b)  Not applicable.

	(c)  Not applicable.

      (d) 1. The effective date of the Registration Statement is March 13, 2000. The file number assigned to the Registration
                 Statement by the Securities and Exchange Commission is 33-31013-A.

          2.     The Offering commenced on March 24, 2000.

          3. The Offering did not terminate prior to the initial sale of any securities.

          4(i) The Offering was terminated on January 31, 2001 prior to the sale of the maximum number of shares in the Offering.

	    4(ii)  There were no managing underwriters.

	    4(iii) The only class of securities registered was the Registrant's no-par-value common stock.

 	    4(iv)  Pursuant to the Registration Statement, 1,000,000 shares of common stock were registered for sale at an aggregate amount of $10,000,000. When the Offering was terminated on January 31, 2001, a total of 652,705 shares of the Registrant's common stock had been sold for an aggregate amount of $6,527,050.

	    4(v)   The Registrant incurred selling expenses of $313,989,
                 including legal, accounting, filing and printing fees. None of the above selling expenses was paid either directly or indirectly to the Registrant's directors, officers, general partners, affiliates or to persons owning 10 percent or more of the Registrant's common stock.

	    4(vi)  The net Offering proceeds to the Registrant amounted to
                 $6,213,061.

	    4(vii) As of June 30, 2001, the total proceeds from the sale of
                 Registrant's common stock were in Escrow and thus not available to Registrant. On July 6, 2001, all monies were released from Escrow and given to Registrant.

                 Upon receipt of the Offering proceeds, which include $249,175 in interest earned therefrom while held in Escrow, the Registrant had $6,776,225. The Registrant used these funds as follows:

                 Investment in subsidiary Bank              $ 6,000,000
                 Interest income transferred
                  to subsidiary Bank                            232,346
                 Pay-off selling expenses                       313,989
                 Pay-off operating expenses
                  incurred since inception                      203,101
                 Working capital funds                           26,789
                                                             ----------
                 Total                                      $ 6,776,225
                                                             ==========

                 The subsidiary bank, Islands Community Bank, N.A. (the "Bank") utilized the $6,000,000 capital injection, as well as the $232,346 in interest income, as follows:

                 Pay-off loans utilized to:
                  .acquire Ladys Island proposed
                   building site                            $   546,828
                  .acquire Beaufort Plaza banking facility      665,394
                  .acquire other assets                          48,288
                 Pay-off line of credit used
                  to fund operating expenses                    584,188
                 Funds available for banking operations       4,387,648
                                                             ----------
                 Total                                      $ 6,232,346
                                                             ==========

                 With the exception of salary expense paid to Registrant's CEO, no funds received from the sale of stock were used for direct or indirect payments to directors, officers, general partners, affiliates or to persons owning 10 percent or more of Registrant's common stock. As discussed above, the Registrant invested $6,000,000 in its subsidiary Bank and transferred $232,346 in interest income to the subsidiary Bank.

	    4(viii)Material changes from prospectus to actual use of proceeds:

                 A.  With respect to Registrant:

                                            Prospectus   Actual    Difference
                                            ----------   ------    ----------
                  Selling expenses           $160,000   $313,989    $153,989
                  Organizational expenses     100,000    186,272      86,272

                 As presented above, actual selling expenses and organizational expenses exceeded the amounts noted in the prospectus by approximately $240,000. The primary reasons for this difference is both the unanticipated additional time and related expenses incurred while completing the Offering. Additional time was required due to the weakening economy which led to losses in equity markets.

                 B.  With respect to the subsidiary Bank:

                                            Prospectus     Actual    Difference
                                            ----------     ------    ----------
                 Organizational expenses    $  402,300   $  351,842  $   50,458
                 Land, facility, fixtures    2,510,000    1,260,510   1,249,490
                 Working capital             3,607,700    4,387,648    (779,948)

                 As presented above, actual organizational expenses at the Bank were $50,458 lower than projected in the prospectus. This, in part, is due to the fact that a larger than expected portion of organizational expenses were assigned to the Registrant. Also, the actual cost of land, facility and fixtures was significantly below projected cost. This is due to the fact that the Bank has not yet purchased all of the equipment and furniture necessary for operations, nor has the Bank begun to renovate its permanent facility. Finally, due to the fact that the current investment in land, facility and fixtures is lower than the amount anticipated in the prospectus, actual working capital funds available are higher than those anticipated in the prospectus.


                 During the three-months ended June 30, 2001, the Company did not issue any securities without registration under the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities.
----------------------------------------

	This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

	No matters were submitted to a vote of the shareholders of the Company during the three-months ended June 30, 2001.


Item 5.  Other Information.
--------------------------

	This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

      (a)  Exhibits.  None.

	(b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended June 30, 2001.



                           SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ISLANDS BANCORP
                           -------------------------------------
                           (Registrant)


Date: August 7, 2001     BY:  /s/ William B. Gossett
      -----------------       ----------------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (Principal Executive, Financial and
                               Accounting Officer)