Form 10QSB
period 2001-09-30
ISLANDS BANCORP
filed 2001-11-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 2001.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
	For the transition period from               to
                                     -------------    ---------------

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

                          (843) 521-1968
  -----------------------------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

                              N/A
  -----------------------------------------------------------------
          (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes  X            No
                        ----             ----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 652,705 shares outstanding as of November 6, 2001.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----

                            (Page 1 of 14)

PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
                 CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS                                September 30,  December 31,
------                                     2001          2000
                                       -----------    ----------
Cash and due from banks                $   153,205    $   40,232
Federal funds sold                       3,308,000          - -
                                       -----------    ----------
  Total cash and cash items            $ 3,461,205    $   40,232
Securities:
 Available for sale, at fair values        180,000          - -
Loans, net                               2,509,320          - -
Property and equipment, net              1,478,690       568,113
Deferred registration costs                   - -        296,813
Other assets                               244,278         1,562
                                       -----------    ----------
 Total Assets                          $ 7,873,493    $  906,720
                                       ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
 Deposits:
  Non-interest bearing deposits        $   648,967    $     - -
  Interest bearing deposits              1,664,366          - -
                                       -----------    ----------
    Total deposits                     $ 2,313,333    $     - -

Accounts payable and accrued expenses       27,809        16,484
Other liabilities                           25,466          - -
Advances from organizers                      - -        100,000
Notes payable                                 - -      1,271,856
                                       -----------    ----------
 Total liabilities                     $ 2,366,608    $1,388,340
                                       -----------    ----------

Commitments and contingencies (Note 3)

Stockholders' Equity (Note 1):
Common stock, no par value,
 10,000,000 shares authorized,
 652,705 and 550 shares issued and
 outstanding at September 30, 2001
 and December 31, 2000, respectively   $ 6,213,061    $    5,500
Retained Deficit                          (706,176)     (487,120)
                                       -----------    ----------
 Total Stockholders' Equity            $ 5,506,885    $ (481,620)
                                       -----------    ----------
 Total Liabilities and
  Stockholders' Equity                 $ 7,873,493    $  906,720
                                       ===========    ==========

	Refer to notes to the consolidated financial statements.



                           ISLANDS BANCORP
                      BEAUFORT, SOUTH CAROLINA
           CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                     FOR THE THREE-MONTHS ENDED

                                                September 30,
                                         ------------------------
                                             2001           2000
                                         ---------      ---------
Interest income                          $ 318,053      $    - -
Interest expense                            11,889          7,405
                                         ---------      ---------
Net interest income (loss)                 306,164         (7,405)
Provision for loan losses                   30,486           - -
                                         ---------      ---------
Net interest income (loss)
 after provision for loan losses         $ 275,678      $  (7,405)
                                         ---------      ---------
Service charges on deposit accounts      $   5,564      $    - -
Other income                                   222           - -
                                         ---------      ---------
Total other income                       $   5,786      $    - -
                                         ---------      ---------

Salaries and benefits                    $ 173,944      $  48,529
Depreciation expense                        10,172          2,645
Data processing                             12,475           - -
Advertising and public relations            22,343          1,820
Lease expense                               12,825          3,750
Utilities and telephone                      8,295          1,543
Legal & professional                        10,422          2,827
Other operating expenses                    51,773         16,464
                                         ---------      ---------
 Total other expenses                    $ 302,249      $  77,578
                                         ---------      ---------

Net (loss) before taxes                  $ (20,785)     $ (84,983)
Income tax (benefit)                      (101,899)          - -
                                         ---------      ---------

Net income (loss)                        $  81,114      $ (84,983)
                                         =========      =========

Basic income per share                   $     .12      $    N/A
                                         =========      =========
Diluted income per share                 $     .12      $    N/A
                                         =========      =========

      Refer to notes to the consolidated financial statements.



                          ISLANDS BANCORP
                     BEAUFORT, SOUTH CAROLINA
           CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                     FOR THE NINE-MONTHS ENDED

                                               September 30,
                                         ------------------------
                                            2001           2000
                                         ---------      ---------
Interest income                          $ 318,053      $    - -
Interest expense                           107,291         23,184
                                         ---------      ---------
Net interest income (loss)                 210,762        (23,184)

Provision for loan losses                   30,486           - -
                                         ---------      ---------
Net interest income (loss)
 after provision for loan losses         $ 180,276      $ (23,184)
                                         ---------      ---------

Service charges on deposit accounts      $   5,564      $    - -
Other income                                   222           - -
                                         ---------      ---------
Total other income                       $   5,786      $    - -
                                         ---------      ---------

Salaries and benefits                    $ 320,753      $ 145,315
Depreciation expense                        13,634          7,935
Data processing                             12,475           - -
Advertising and public relations            23,266          1,820
Lease expense                               37,435         11,048
Utilities and telephone                     11,347          4,448
Legal & professional                        19,532          4,829
Other operating expenses                    68,575         17,768
                                         ---------      ---------
 Total other expenses                    $ 507,017      $ 193,163
                                         ---------      ---------

Net income (loss) before taxes           $(320,955)     $(216,347)
Income tax (benefit)                      (101,899)          - -
                                         ---------      ---------

Net income (loss)                        $(219,056)     $(216,347)
                                         =========      =========

Basic income (loss) per share            $   (1.07)     $    N/A
                                         =========      =========
Diluted income (loss) per share          $   (1.07)     $    N/A
                                         =========      =========

        Refer to notes to the consolidated financial statements.


                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                             For the nine-month
                                          period ended September 30,
                                        -----------------------------
                                             2001             2000
                                        ------------       ----------
Cash flows used in
 operating activities                   $    (84,048)      $ (439,050)
                                        ------------       ----------
Cash flows from investing activities:
 Purchase of securities                 $   (180,000       $     - -
 Increase in loans                        (2,539,806)            - -
 Purchase of fixed assets                   (924,211)         (22,036)
                                        ------------       ----------
Net cash used in investing activities   $ (3,644,017)      $  (22,036)
                                        ------------       ----------
Cash flows from financing activities:
 Sale of common stock, net              $  6,207,561       $     - -
 Increase in deposits                      2,313,333             - -
 Advances from organizers                   (100,000)            - -
 Decrease in notes payable                (1,271,856)         447,115
                                        ------------       ----------
Net cash provided
 from financing activities              $  7,149,038       $  447,115
                                        ------------       ----------
Net increase in cash
 and cash equivalents                   $  3,420,973       $  (13,971)
Cash and cash equivalents,
 beginning of period                          40,232           24,061
                                        ------------       ----------
Cash and cash equivalents,
 end of period                          $  3,461,205       $   10,090
                                        ============       ==========

       Refer to notes to the consolidated financial statements.


                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 2001

                                                        Accumulated
                          Common Stock                     Other
                       --------------------              Comprehen-
                       Number of               Retained    sive
                        Shares    Amount        Deficit   Income     Total
                       -------  -----------   ----------   -----  -----------
Balance,
 December 31, 1999         550  $     5,500   $ (174,255)  $ - -  $  (168,755)
                       -------  -----------   ----------   -----  -----------

Comprehensive Income:
---------------------
Net (loss), nine-
 month period ended
 September 30, 2000       - -        - -        (216,347)    - -     (216,347)
                       -------  -----------   ----------   -----  -----------

Total
 comprehensive income     - -        - -        (216,347)    - -     (216,347)
                       -------  -----------   ----------   -----  -----------

Balance,
 September 30, 2000        550 $      5,500   $ (390,602)  $ - -  $  (385,102)
                       ======= ============   ==========   =====  ===========

-------------------------------------------------------------

Balance,
 December 31, 2000         550  $     5,500   $ (487,120)  $ - -  $  (481,620)
                       -------  -----------   ----------   -----  -----------

Comprehensive Income:
---------------------
Net (loss), nine-
 month period ended
 September 30, 2001       - -         - -      (219,056)     - -     (219,056)
                       -------  -----------   ----------   -----  -----------

Total
 comprehensive income     - -         - -      (219,056)     - -     (219,056)
                       -------  -----------   ----------   -----  -----------

Sale of common stock   652,155    6,207,561       - -        - -    6,207,561
                       -------  -----------   ----------   -----  -----------

Balance,
 September 30, 2001    652,705  $ 6,213,061   $ (706,176)  $ - -  $ 5,506,885
                       ======= ============   ==========   =====  ===========


               Refer to notes to the consolidated financial statements.




                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2001



NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.
These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended
December 31, 2000.


NOTE 2 - SUMMARY OF ORGANIZATION

	Islands Bancorp, Beaufort, South Carolina (the "Company") was incorporated on July 23, 1999 to serve as a bank holding company with respect to a then proposed de novo bank, Islands Community Bank, N.A., beaufort, South Carolina (the "Bank"). The Company applied to (i) the Office of the Comptroller of the Currency ("OCC") for approval to establish the Bank,
(ii) the Federal Deposit Insurance Corporation ("FDIC") for approval to insure the Bank's depositors, and (iii) the Federal Reserve Board ("FRB") and the South Carolina Department of Banking ("SCDB") for approval to operate as a bank holding company. The Company also filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission ("SEC") relating to its offering of the Company's common stock for sale to the public. As of July 6, 2001, requisite approvals from the OCC, FDIC, FRB and SCDB were obtained. Moreover, 652,705 shares of the Company's common stock were sold to the public for net proceeds of $6,213,061.

	On July 9, 2001, the Bank opened for business and the Company ceased to operate as a "development stage enterprise."


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FASB 141") addresses financial accounting and reporting for business combinations and supersedes both APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of FASB 141 are to be accounted for using one method - the purchase method. The provisions of FASB 141 apply to all business combinations initiated after June 30, 2001. The adoption of FASB 141 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FASB 142") addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes
APB Opinion No. 17, "Intangible Assets." FASB 142 addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. FASB 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. FASB 142 is effective for fiscal years beginning after December 15, 2001. The adoption of FASB 142 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("FASB 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FASB 143 applies to all entities. FASB 143 also applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of leases. FASB 143 amends FASB Statement No. 19,
"Financial Accounting and Reporting by Oil and Gas Producing Companies".   FASB
143 is effective for fiscal years beginning after December 15, 2002. The adoption of FASB 143 is not expected to have a material impact on the financial position or results of operation of the Company.

	Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FASB 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FASB 144 supersedes both FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a Segment of a business (as previously defined in that opinion). FASB 144 also amends ARB No. 51, "Consolidated Financial Statements" to eliminate the exception to consolidation for a subsidiary for which control is likely temporary. The provisions of FASB 144 are required to be applied with fiscal years beginning after December 15, 2001. Adoption of FASB 144 is not expected to have a material impact on the financial position or results of operation of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

	As discussed earlier under Note 2, our banking operations commenced July 9, 2001. The Company cautions against comparing results obtained in periods prior to the commencement of banking operations with results obtained after commencement of our banking operations; in fact, such comparisons may not be meaningful and may possibly be misleading.

	Total assets increased by $7.0 million, from $.9 million at December 31, 2000 to $7.9 million at September 30, 2001. More specifically, cash and cash equivalents increased by $3.4 million, from $.1 million at December 31, 2000 to $3.5 million at September 30, 2001; securities increased by $.2 million, from no securities at December 31, 2000 to $.2 million at September 30, 2001; loans increased by $2.5 million, from no loans at December 31, 2000 to $2.5 million at September 30, 2001; property and equipment increased by $.9 million, from $.6 million at December 31, 2000 to $1.5 million at September 30, 2001; and all other remaining assets were constant at $.2 million. To fund the growth in assets, deposits increased by $2.3 million, from no deposits at December 31, 2000 to $2.3 million at September 30, 2001; capital accounts grew by $6.0 million, from a negative $.5 million at December 31, 2000 to $5.5 million at September 30, 2001; and other liabilities, including loans and advances decreased by $1.3 million, from $1.4 million at December 31, 2000 to $.1 million at September 30, 2001.


Liquidity and Sources of Capital
--------------------------------

	From its inception until July 6, 2001, the Company's operations were funded primarily through loans and other borrowings. On July 6, 2001, the Company received approximately $6.2 million from the sale of its common stock to the public. Soon thereafter, the Company injected $6.0 million into the Bank's capital accounts and used the majority of the remaining funds to pay-off debt it had incurred during the development stage. The Bank, in turn, also paid-off debts associated with its organizational costs, the purchase of its facilities, and the purchase of its furniture and equipment. As of September 30, 2001, the consolidated organization had only $53,275 in obligations other than customers' deposits.

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2001 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.5 million, representing 44.0% of total assets. Investment securities, which amounted to $.2 million, or 2.3% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                           September 30, 2001       by the OCC
                           ------------------    ----------------
     Leverage ratio              139.2%                4.0%
     Risk weighted ratio         114.6%                8.0%


Results of Operations
---------------------

For the three-month period ended September 30, 2001, net income amounted to $81,114, or $.12 per both basic and diluted share. For the three-month period ended September 30, 2000 a net (loss) in the amount of $(84,983) was incurred. The primary reasons for the improvement in income for the three-month period ended September 30, 2001 when compared with the three-month period ended September 30, 2000 are as follows:

a. Net interest income increased by approximately $313,000, from $(7,000) for three month period ended September 30, 2000 to $306,000 for the three-month period ended September 30, 2001. The reasons for the above improvement are two-fold: First, during the three-month period ended September 30, 2001 the Company had interest earning assets; while during 2000, banking operations had not commenced. Second, during the three-month period ended September 30, 2001 the Company recognized the interest income earned from funds collected in the sale of stock but which were held in escrow; during 2000, such recognition of interest was not appropriate as the successful completion of the stock offering was not assured.

b. The Company booked a $102,000 income tax benefit during the three-month period ended September 30, 2001; such benefit was not booked during 2000 as the successful completion of the stock offering was not assured. With the commencement of planned principal operations, however, the Company expects to realize these income tax benefits in the future.

c. Operating expenses were approximately $225,000 higher during the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2000. As discussed earlier, banking operations commenced July 9, 2001, necessitating the need for a banking facility and a full staff.

Net (loss) for the nine-month period ended September 30, 2001 amounted to $(219,056), or $(1.07) per both basic and diluted share. Net (loss) for the nine month period ended September 30, 2000 was $(216,347). The following observations are made concerning the results obtained during the nine-month period ended September 30, 2001:

a. Approximately $249,000 in interest income was earned from funds held in escrow with the Escrow Agent, while approximately $95,000 in interest expense was incurred as a result of carrying assets purchased prior to commencement of operations. These items should be considered as one-time occurrences, and their significance weighted appropriately when conducting any financial analysis.

b. When excluding the interest income and expense items discussed directly above, interest income and interest expense would have amounted to approximately $69,000 and $12,000, respectively. As a result, the yield on average earning assets and the average cost of funds would have been 8.32% and 5.24%, respectively. Finally, the net yield on average earning assets would have been 6.88%.

c. Net overhead expense, defined as operating expenses less operating revenues, amounted to $501,000 for the nine-month period ended September 30, 2001. However, when excluding the net overhead expense incurred prior to the commencement of banking operations, net overhead expense would have amounted to $201,000, or 12.2% of average assets.

As of September 30, 2001, the allowance for loan losses amounted to $30,486. As a percent of gross loans, the allowance for loan losses amounted to 1.20% at September 30, 2001. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

The Company is not aware of any current recommendation by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.



                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.
         ------------------

         The Company is not a party to any pending litigation.


Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         This item is not applicable.


Item 3.  Defaults Upon Senior Securities.
         --------------------------------

         This item is not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-months ended September 30, 2001.


Item 5.  Other Information.
         ------------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended September 30, 2001.



                                    SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ISLANDS BANCORP
                                  --------------------------------------
                                  (Registrant)


Date: November 7, 2001       BY:  /s/ William B. Gossett
      ---------------------       --------------------------------------
                                  William B. Gossett
                                  President and Chief Executive Officer
                                  (Principal Executive, Financial and
                                   Accounting Officer)