Form 10KSB
period 2001-12-31
ISLANDS BANCORP
filed 2002-04-01
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)

  x   Annual report pursuant to Section 13 or 15(d) of the Securities
----- Exchange Act of 1934

For fiscal year ended December 31, 2001
                      -----------------

      Transition report under Section 13 or 15(d) of the Securities Exchange ----- Act of 1934

      For the transition period from ______________to _______________

      Commission file number 000-29267
                             ---------

                               ISLANDS BANCORP
               ----------------------------------------------
               (Name of small business issuer in its charter)

             South Carolina                          57-1082388
    -------------------------------              -------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

2348 Boundary Street, Beaufort, South Carolina               29902
------------------------------------------------          ----------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.   X
                                           ---

State issuer's revenues for its most recent fiscal year:     $465,595

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The aggregate number of shares of the Company's common stock held by non-affiliates as of March 25, 2002 was 421,735. There is no public trading market for the Company's common stock. Based on the last sale of the Company's common stock known to management, which occurred on February 13, 2002 at $10.00 per share, the aggregate market value of the Company's common stock held by non-affiliates is $4,217,350.

               APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 652,705 shares of common stock were outstanding as of March 25, 2002.

                 DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2001 are incorporated by reference into Part II.

     Transitional Small Business Disclosure format (check one):

                            Yes       No   X
                                -----    -----



                            TABLE OF CONTENTS

                                                                 Page
                                                                Number

PART I..............................................................3
  ITEM 1.   DESCRIPTION OF BUSINESS.................................3
  ITEM 2.   DESCRIPTION OF PROPERTIES..............................23
  ITEM 3.   LEGAL PROCEEDINGS......................................24
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....24

PART II............................................................24
  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS............................24
  ITEM 6.   MANAGEMENT'S PLAN OF OPERATION.........................24
  ITEM 7.   FINANCIAL STATEMENTS...................................29
  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE.................29

PART III...........................................................30
  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
            AND CONTROL PERSONS;   COMPLIANCE WITH
            SECTION 16(a) OF THE EXCHANGE ACT......................30
  ITEM 10.  EXECUTIVE COMPENSATION.................................33
  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN
            BENEFICIAL OWNERS AND MANAGEMENT.......................34
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........36
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB.............37



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

	Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

      .  Lack of sustained growth in the economy of Beaufort County;

      . The inability of the Bank to achieve and maintain regulatory capital standards;

      .  Changes in the legislative and regulatory environment;

      . The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

      . The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

      All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise.


                                ISLANDS BANCORP

     Islands Bancorp is a South Carolina corporation that was incorporated on July 23, 1999 to organize and serve as the holding company for Islands Community, a national bank. The bank began operations as a community bank on July 9, 2001. The Bank emphasizes prompt, personalized customer service to the individuals and businesses located in Beaufort County, South Carolina, including the City of Beaufort, and its neighboring islands and communities.

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


                            ISLANDS COMMUNITY

GENERAL

     Islands Community operates as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank's real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier's checks, safe-deposit boxes, traveler's checks, banking by mail, direct deposit and U.S. Savings Bonds. The Bank also offers Mastercard(r) and Visa(r) credit card services through a correspondent bank as an agent.

PHILOSOPHY

     Through our localized management and ownership we believe we are uniquely situated to provide responsive service and quality financial products that are tailored to meet the needs of the individuals and small- to medium-sized businesses located throughout our market area. We believe that local ownership and control allows the Bank to serve its customers more efficiently, helping us to grow both our deposit base and loan portfolio. We have adopted this philosophy in order to attract customers and acquire market share now controlled by other financial institutions operating in our market area.

MARKET AREA AND COMPETITION

     Our primary market area consists of a large portion of Beaufort County, which includes the City of Beaufort and the adjacent communities of Port Royal and Burton. It also includes the islands that are northeast of the Broad River and south of the Coosaw River. Some of the major islands in our market area are Lady's Island, Fripp Island, Parris Island, St. Helena Island, Hunting Island, Port Royal Island, Dataw Island and Harbor Island. The City of Beaufort serves as the commercial and retail center for communities in the southern corner of South Carolina and is considered a key economic focal point of the Beaufort County area.

     We believe an attractive opportunity exists in our primary market area for a locally headquartered community bank that focuses on personalized service to individuals and businesses. The banking industry in our primary market area has experienced significant consolidation in recent years principally as the result of the liberalization of interstate banking and branching laws. Consequently, many of our area's former community banks have been acquired by large regional financial institutions headquartered outside our market area.

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2001, the Beaufort County area was served by 17 banking and savings institutions with 56 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Lighthouse Community Bank, Bank of America, N.A. and Wachovia Bank, N.A.

LENDING SERVICES

     LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small- and medium-sized businesses and professional concerns. The Bank generally intends to allocate its loan portfolio as follows:

          Loan Classification               Percentage
          -------------------               ----------
           Real estate loans                   40%
           Consumer loans                      17%
           Commercial loans                    43%

     LOAN APPROVAL AND REVIEW. The Bank has established loan approval policies that provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer's lending authority, an officer with a higher lending limit or the Bank's Loan Committee determines whether to approve the loan request. The Bank does not make any loans to any of its directors or executive officers unless its board of directors approves the loan, and the terms of the loan are no more favorable than would be available to any other applicant.

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Different limits apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank may loan any one borrower a maximum amount equal to either of the following:

     .  15% of the Bank's capital and surplus; or

     . 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

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

     REAL ESTATE LOANS. The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans. These loans include commercial loans where the Bank takes a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but excludes home equity loans, which are classified as consumer loans. The Bank competes for real estate loans with competitors who are well established in the Beaufort County area and have greater resources and lending limits. As a result, we may have to charge lower interest rates to attract borrowers.

     COMMERCIAL REAL ESTATE. The Bank offers commercial real estate loans to developers of both commercial and residential properties. The Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which will be different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Management attempts to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80 percent. In addition, we may also require personal guarantees of the principal owners.

     CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell the property prior to beginning construction, the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, the loan is considered to be on a speculative basis. Residential and commercial construction loans are made to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally are limited to 18 months, although payments may be structured on a longer amortization basis. The ratio of the loan principal to the value of the collateral as established by independent appraisal do not exceed 75 percent. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction, management anticipates that the mortgage will be converted to a permanent loan and may be sold to an investor in the secondary mortgage market.

     RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are made to qualified individuals for the purchase of existing single-family residences in our primary market area. These loans conform to the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Mortgage loans that do not conform to the Bank's policies are sold in the secondary markets. The risk of these loans depends on the salability of the loan to national investors and on interest rate changes. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before originating the loan. The Bank retains loans for its portfolio when it has sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

     CONSUMER AND INSTALLMENT LOANS. Consumer loans include lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. Consumer loans also include installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. Consumer loans generally involve more risk than first mortgage loans because the collateral for a defaulted loan may not provide an adequate source of repayment of the principal due to damage to the collateral or other loss of value while the remaining deficiency often does not warrant further collection efforts. In addition, consumer loan performance depends upon the borrower's continued financial stability and is, therefore, more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Various federal and state laws also limit the amount that can be recovered.

     COMMERCIAL LOANS. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's anticipated lending limits. This category of loans includes loans made to individuals, partnerships, and corporate borrowers. The loans are obtained
for a variety of business purposes.   Particular emphasis is placed on loans
to small to medium-sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary market area. The Bank considers "small businesses" to include commercial, professional and retail businesses with annual gross sales of less than $15 million or annual operating costs of less than $3 million. Within small business lending, the Bank focuses on niches in the market and offers small business loans utilizing government enhancements, such as the Small Business Administration's 7(a) program. The types of commercial and small business loans provided include principally term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay the loan under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrower's ability to service the debt and reduce the risk of nonpayment.

     INVESTMENTS. In addition to loans, the Bank makes other investments, primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. No investment held by the Bank exceeds any applicable limitation imposed by law or regulation. Our asset and liability management committee reviews the investment portfolio on an ongoing basis to ascertain investment profitability and to verify compliance with the Bank's investment policies.

     DEPOSITS. The Bank offers a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank's transaction accounts and time certificates are tailored to its principal market area at competitive rates. The sources of deposits are residents, businesses and employees of businesses within the Bank's primary market area. These deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations, and advertisements published in the local media.

     ASSET AND LIABILITY MANAGEMENT. The Bank's primary assets consists of its loan portfolio and its investment accounts. Its liabilities consist primarily of its deposits. Our objective is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, we seek to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Management seeks to invest the largest portion of the Bank's assets in real estate, consumer and commercial loans. Loans are limited to less than 75 percent of deposits and capital funds. This ratio may be exceeded, however, in the initial period of operation. The Bank's investment account consists primarily of marketable securities of the United States Government, federal agencies and state and municipal governments, generally with varied maturities.

     The Bank's asset/liability mix is monitored on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities prepared and presented to the board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.


                               EMPLOYEES

     At December 31, 2001. The Company and the Bank employed nine full-time employees and one part-time employee. Islands Bancorp does not have any employees other than its officers who are also employees of the Bank. The Company considers its relationship with its employees to be excellent.


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


ISLANDS BANCORP

     Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 and the South Carolina Banking and Branching Efficiency Act. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before doing any of the following:

     . Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the Bank's voting shares;

     .  Acquiring all or substantially all of the assets of any bank; or

     .  Merging or consolidating with any other bank holding company.

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

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either of the following:

     . The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     . No other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Currently, our common stock is not registered under the Securities Exchange Act of 1934. However, we are required to register our common stock under the Securities Exchange Act of 1934 on or before April 30, 2002. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

     .  Banking or managing or controlling banks; and

     . An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     .  Factoring accounts receivable;

     . Making, acquiring, brokering or servicing loans and usual related activities;

     .  Leasing personal or real property;

     . Operating a non-bank depository institution, such as a savings association;

     .  Trust company functions;

     .  Financial and investment advisory activities;

     .  Conducting discount securities brokerage activities;

     . Underwriting and dealing in government obligations and money market instruments;

     .  Providing specified management consulting and counseling activities;

     .  Performing selected data processing services and support services;

     . Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     .  Performing selected insurance underwriting activities.

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

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     .  Lending, trust and other banking activities;

     . Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     .  Providing financial, investment, or advisory services;

     . Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     .  Underwriting, dealing in or making a market in securities;

     . Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     . Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     .  Merchant banking through securities or insurance affiliates; and

     .  Insurance company portfolio investments.

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

     SOUTH CAROLINA STATE REGULATION. As a bank holding company registered under the South Carolina Banking and Branching Efficiency Act, the Company is subject to limitations on sale or merger and to regulation by the South Carolina Board of Financial Institutions. Prior to acquiring the capital stock of a national bank, we are not required to obtain the approval of the Board, but we must notify them at least 15 days prior to doing so. Prior to engaging in the acquisition of nonbanking institutions or state chartered banks, we must receive the Board's approval, and we must file periodic reports with respect to our financial condition and operations, management and intercompany relationships between Islands Bancorp and its subsidiaries.


ISLANDS COMMUNITY

     As a national bank, the Bank is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency will regularly examine the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.
Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

     The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

     COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the Office of the Comptroller of the Currency, shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since the Bank's aggregate assets do not exceed $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the following:

     . The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     . The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     . The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     . The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     . The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     . Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     . The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank are subject to the following:

     . The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     . The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.


CAPITAL ADEQUACY

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the Office of the Comptroller of the Currency, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets do not exceed $150 million, under the Federal Reserve's capital guidelines, its capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the Office of the Comptroller of the Currency, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001, our ratio of total capital to risk-weighted assets was 68.6% and our ratio of Tier 1 Capital to risk-weighted assets was 67.6%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001 our leverage ratio was 58.7%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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


PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders.

     The Bank is required by federal law to obtain prior approval of the Office of the Comptroller of the Currency for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

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


RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of the following:

     . A bank's loans or extensions of credit to affiliates;

     . A bank's investment in affiliates;

     . Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     . Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     . A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

     The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.


PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.


ANTI-TERRORISM LEGISLATION
     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

     . to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     . to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     . to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     . to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     .  the development of internal policies, procedures, and controls;

     .  the designation of a compliance officer;

     .  an ongoing employee training program; and

     .  an independent audit function to test the programs.

     Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

     In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.


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


EFFECT OF GOVERNMENTAL MONETARY POLICES

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


SELECTED STATISTICAL INFORMATION

I. DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the year ended December 31, 2001. Financial information concerning calendar year 2000 was omitted because inclusion of such information may be misleading. Recall that principal banking operations commenced on July 9, 2001. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in thousands)

                      AVERAGE CONSOLIDATED ASSETS

     Cash and due from banks                             $   221
                                                         -------
     Taxable securities                                  $ 4,614
     Federal funds sold	                                   2,007
     Net loans                                             1,941
                                                         -------
          Total interest-earning assets                  $ 8,262
     Other assets                                            192
                                                         -------
     Total assets                                        $ 8,975
                                                         =======

     AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

     Non-interest-bearing deposits                       $   592
     NOW and money market deposits                           798
     Savings deposits                                         42
     Time deposits                                           494
     Other borrowings                                      1,347
     Other liabilities                                        41
                                                         -------
          Total liabilities                              $ 3,314
     Stockholders' equity                                  5,661
                                                         -------
     Total liabilities and stockholders' equity          $ 8,975
                                                         =======

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability: ($ in thousands)

                                         Year Ended December 31, 2001
                                      ---------------------------------
                                       Average    Interest     Average
            Assets                     Amount   Earned/Paid  Yield/Rate
            ------                     ------   -----------  ----------
     Taxable securities               $ 4,614     $   266       5.76%
     Federal funds sold                 2,007          47       2.34%
     Net loans                          1,941(1)      130(2)    6.70%
                                      -------     -------       ----
          Total earnings assets       $ 8,562     $   443       5.17%
                                      =======     =======       ----

            Liabilities
     NOW and money market deposits    $   798     $    15       1.88%
     Savings deposits                      42           1       2.38%
     Time deposits                        494          13       2.63%
     Other borrowings                   1,347          96       7.13%
                                      -------     -------       ----
          Total interest
           bearing liabilities        $ 2,681     $   125       4.66%
                                      =======     =======       ----
     Net yield on earnings assets                               3.71%
                                                                ====
______________________
(1)  At December 31, 2001, all loans were accruing interest.
(2) Interest earned on net loans includes $26 in loan fees and loan service fees.


RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The effect on interest income, interest expense and net interest income in the period indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. ($ in thousands)

                                           Year Ended December 31, 2001
                                                    Compared to
                                           Year Ended December 31, 2000
                                        ---------------------------------

                                           Increase (decrease) due to:

                                         Volume        Rate         Total
                                         ------        ----         -----
                                                 (In thousands)
Interest earned on:
  Taxable securities                    $   266      $  --        $   266
  Federal funds sold                         47         --             47
  Net loans                                 130         --            130
                                        -------      -------      -------
   Total interest income                $   443      $     0      $   443
                                        -------      -------      -------

Interest paid on:
  NOW and money market deposits         $    15      $  --        $    15
  Savings deposits                            1         --              1
  Time deposits                              13         --             13
  Other borrowings                           56           (4)          52
                                        -------      -------      -------
   Total interest expense               $    85      $    (4)     $    81
                                        -------      -------      -------
Change in net interest income           $   358      $     4      $   362
                                        =======      =======      =======


II.   INVESTMENT PORTFOLIO

     As of December 31, 2001, investment securities comprised approximately 12.9% of the Bank's assets and net loans comprised approximately 63.0% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and generally acts as a net seller of such funds. At December 31, 2001, however, the Bank was a net purchaser of funds in the Federal funds market. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the date indicated, the book value of the Bank's investments. All securities held at December 31, 2001 were categorized as available-for-sale. ($ in thousands)

                                           December 31, 2001
                                           -----------------
                U.S. Agencies                   $1,109
                Federal Reserve Bank stock         180
                                                ------
                     Total                      $1,289
                                                ======

     The following table indicates as of December 31, 2001 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:


                                                     Weighted
                                                     Average
                                            Amount    Yield
                                            ------   --------
    Obligations of U.S. Agencies:
        0 - 1 year                          $  --      N/A
        Over 1 through 5 years                 --      N/A
        Over 5 through 10 years                --      N/A
        Over 10 years                         1,109   6.75%
    Federal Reserve Bank Stock, no maturity     180   6.00%
                                            -------   ----
        Total                               $ 1,289   6.64%
                                            =======   ====


III. LOAN PORTFOLIO

A.   TYPES OF LOANS.

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the date indicated and the total amount of all loans for such period: ($ in thousands)
                                                       As of
           Type of Loan                             December 31,
           ------------                             ------------
                                                       2001
                                                       ----
     Domestic:
     Commercial, financial and agricultural          $   1,112
     Real estate - construction                            134
     Real estate - mortgage                              4,331
     Installment and other loans to individuals            776
                                                     ---------
        Subtotal                                     $   6,353
     Less: Allowance for possible loan losses              (77)
                                                     ---------
        Total (net of allowance)                     $   6,276
                                                     =========

B.   MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES.

     The following is a presentation of an analysis of maturities of certain loans as of December 31, 2001: ($ in thousands)

                               Due in     Due after    Due
                               1 year       1 to      after
   Type of Loan                or less     5 years   5 years      Total
   ------------               ---------   --------   --------   ---------
Commercial, financial,
 and agricultural             $     649   $    360   $    103   $   1,112
Real estate-construction            134   $  --          --           134
                              ---------   --------   --------   ---------
   Total                      $     783   $    360   $    103   $   1,246
                              =========   ========   ========   =========


C.   RISK ELEMENTS.

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2001:

                               Due in     Due after    Due
                               1 year       1 to      after
   Interest Category           or less     5 years   5 years      Total
   -----------------          ---------   --------   --------   ---------
Predetermined interest rate   $     422   $    217   $  --      $     639
Floating interest rate              361   $    143        103         607
                              ---------   --------   --------   ---------
   Total                      $     783   $    360   $    103   $   1,246
                              =========   ========   ========   =========

     The Bank considers impaired loans to include all restructured loans, loans on which the accrual of interest had been discontinued and all other loans which are performing according to the loan agreement, but may have substantive indication of potential credit weakness. At December 31, 2001 none of the Bank's loans was considered to be impaired.

     As of December 31, 2001, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

     Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2001, all loans were accruing interest.


IV.  SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the period indicated, as well as a breakdown of the allowance for possible loan losses: ($ in thousands)

             Analysis of the Allowance for Possible Loan Losses

                                                    Years Ended
                                                    December 31,
                                                    ------------
                                                        2001
                                                        ----
     Balance at beginning of period                  $       0
                                                     ---------
     Charge-offs:
     Real estate loans                                    --
     Installment and other loans to individuals           --
     Commercial loans                                     --
     Recoveries                                           --
                                                     ---------
     Net charge-offs                                 $       0
                                                     ---------
     Additions charged to operations                        77
                                                     ---------
     Balance at end of period                        $      77
                                                     =========
     Ratio of net charge-offs
      during the period to average
      loans outstanding during the period                 0%
                                                          =

     At December 31, 2001, the allowance was allocated as follows: ($ in thousands)
                                                           Percent of loans
                                                           in each category
                                                  Amount    to total loans
                                                ---------     ---------
     Commercial, financial and agricultural      $    19        17.5%
     Real Estate - Construction                        3         2.1%
     Real Estate - Mortgage                           39        68.2%
     Installment and other loans to individuals       10        12.2%
     Unallocated                                       6         --
                                                 -------       -----
          Total                                  $    77       100.0%
                                                 =======       =====

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2001, 17.5% outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 93.0% of these commercial loans at December 31, 2001 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured. At December 31, 2001, 88.0% of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 68.2% of outstanding loans at December 31, 2001. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses.
The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the report is approved by the Board and management of the Bank. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.


V.   DEPOSITS

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:
($ in thousands)

                                              Year Ended December 31, 2001
                                                -----------------------
                                                 Average       Average
Deposit Category                                  Amount      Rate Paid
----------------                                   ----       ---------
Non interest-bearing demand deposits            $     592        N/A
NOW and money market deposits                         798       1.88%
Savings deposits                                       42       2.38%
Time deposits                                         494       2.63%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2001: ($ in thousands)
                                                 At
                                            December 31,
            Time Certificates of Deposit        2001
                                                ----
            3 months or less                  $  --
            3-6 months                             100
            6-12 months                            310
            Over 12 months                         301
                                              --------
               Total                          $    711
                                              ========


VI.  RETURN ON EQUITY AND ASSETS.

     Returns on average consolidated assets and average consolidated equity for the period indicated were as follows:

                                           Year Ended
                                       December 31, 2001
                                       -----------------
     Return on average assets                 (4.0)%
     Return on average equity                 (6.4)%
     Average equity to average assets ratio   63.1 %
     Dividend payout ratio                     --  %


ITEM 2.  DESCRIPTION OF PROPERTIES

     Our main office is located adjacent to Beaufort Plaza at 2348 Boundary Street, Beaufort, South Carolina. We purchased a former Wachovia Bank office located at this site. The office is a one-story banking facility with approximately 7,600 square feet.

     We began renovations of the main building in the fourth quarter of 2001. We expect that the renovations will be completed in the third quarter of 2002. During the renovation period, we plan to operate out of a modular building that will be placed at the same Boundary Street location.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     (a) The Company closed its initial public offering of securities on December 31, 2000. The proceeds of the Company's stock sale were held in an escrow account until July 6, 2001, shortly before the Bank opened for business. There is currently no public trading market for the Company's common stock. As of March 25, 2002, the Company had approximately 763 shareholders of record who owned an aggregate of 652,705 shares.

     (b) The Company has paid no dividends on its common stock since its organization. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company, as well as to the Company's payment of dividends to its shareholders. For a complete discussion of restrictions on dividends, see "Part I-Item 1. Description of Business-Supervision and Regulation-Payment of Dividends."


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Company's consolidated financial statements, related notes and statistical information included elsewhere herein.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     For the year ended December 31, 2001, net loss amounted to $361,452, slightly above the net loss of $312,865 experienced during calendar year 2000. Recall, however, that principal banking operations commenced on July 9, 2001 and that the results for calendar year 2001 include results from banking operations as well as results from pre-operating activities. The net loss for calendar year 2000 includes only results from pre-operating activities, mainly expenses relating to the organization of the business. Comparing results of a company that commenced principal operations with the results obtained during its developmental stage may be misleading and confusing. To eliminate misleading comparisons, the Company will only discuss 2001 results, or those obtained during the calendar year in which the company commenced principal banking operations.

     During 2001, available-for-sale securities grew by $1.3 million to $1.3 million, and loans grew by $6.3 million to $6.3 million. The Company also purchased property and equipment, and as of December 31, 2001, property and equipment, net of accumulated depreciation, amounted to $1.5 million. Other assets, the majority of which were cash and deferred tax assets, amounted to $.6 million at December 31, 2001. To fund the above assets, the Company increased its deposits and capital accounts to $3.5 million and $5.4 million, respectively at December 31, 2001. In addition, as of December 31, 2001, the Company was a net purchaser of Federal funds in the amount of $.8 million.

     For the year ended December 31, 2001, net interest income amounted to $318,292, producing a net yield on earning assets of 3.71%. During calendar year 2001, provision for loan losses amounted to $76,850, none of which was utilized to charge-down or charge-off loans. Other income of $22,649 was mainly from service fees on deposit accounts and other operating expenses of $801,049 consisted of typical bank expenses, such as salaries, benefits, data processing, rent, depreciation, professional fees, etc.

NET INTEREST INCOME

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate non-interest income and to control non-interest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Company's ability to maintain an adequate spread between the rate earned on earning assets and the rate paid on interest-bearing liabilities, such as deposits and borrowings. Thus, net interest income is the key performance measure of income.

     Presented below are various components of assets and liabilities, interest income and expense as well as their yield/cost for the period indicated. ($ in thousands)

                                            Year Ended
                                         December 31, 2001
                                 --------------------------------
                                             Interest
                                 Average     Income/       Yield/
                                 Balance     Expense        Cost
                                 -------     -------       ------
     Federal funds sold          $ 2,007     $    47        2.34%
     Securities                    4,614         266        5.76%
     Loans, net                    1,941         130        6.70%
                                 -------     -------        ----
          Total earning assets   $ 8,562     $   443        5.17%
                                 =======     =======        ----

     Interest bearing deposits   $ 1,334     $    29        2.17%
     Other borrowings              1,347          96        7.13%
                                 -------     -------        ----
          Total interest
          -bearing liabilities   $ 2,681     $   125        4.66%
                                 =======     =======        ----
     Net yield on earning assets                            3.71%
                                                            ====

     For the year ended December 31, 2001, the yield on earning assets amounted to 5.17%, while the cost of funds was 4.66%. If one discounts the cost of borrowings, which occurred prior to commencement of banking operations, the cost of funds would have been only 2.17%. Net yield on earning assets for the year ended December 31, 2001 amounted to 3.71%.

NON-INTEREST INCOME

     Non-interest income for the year ended December 31, 2001 amounted to $22,649. As a percentage of average assets, non-interest income amounted to ..25%.

     The following table summarizes the major components of non-interest income for the year ended December 31, 2001.

                                            Year Ended
                                         December 31, 2001
                                 --------------------------------
     Service fee on deposit accounts        $  21,978
     Miscellaneous, other                         671
                                            ---------
          Total non-interest income         $  22,649
                                            =========

NON-INTEREST EXPENSE

     Non-interest expense for the year ended December 31, 2001 amounted to $801,049. As a percentage of total average assets, non-interest expenses amounted to 8.92%. This percentage is very high because the majority of the expenses are fixed in nature. As the Company grows, however, those fixed expenses will not maintain their significant impact on the income statement. Below are the major components of non-interest expenses for the year ended December 31, 2001.

                                            Year Ended
                                         December 31, 2001
                                 --------------------------------
     Salaries and benefits                  $ 460,562
     Data processing, ATM                      42,512
     Advertising and public relations          41,178
     Depreciation, amortization                28,606
     Other operating expenses                 228,191
                                            ---------
          Total non-interest expense        $ 801,049
                                            =========

ALLOWANCE FOR LOAN LOSSES

     During 2001, the allowance for loan losses increased to $76,850 and, as of December 31, 2001, it amounted to 1.21% of gross loans. As of December 31, 2001, management considers the allowance for loan losses to be adequate to absorb possible future losses. However, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

INTEREST RATE SENSITIVITY

     Net interest income, the Company's primary source of earnings, fluctuates with significant interest rate movements. To lessen the impact of these margin swings, the balance sheet should be structured so that repricing opportunities exist for both assets and liabilities in roughly equivalent amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

     Interest rate sensitivity refers to the responsiveness of interest-earning assets and interest-bearing liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to manage rate sensitive assets and liabilities so as to reduce the impact of interest rate fluctuations on the net interest margin. Management generally attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Company's overall interest rate risk.

     The asset mix of the balance sheet is continually evaluated in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. To effectively manage the liability mix of the balance sheet, there should be a focus on expanding the various funding sources. The interest rate sensitivity position at December 31, 2001 is presented in the following table. The difference between rate sensitive assets and rate sensitive liabilities, or the interest rate sensitivity gap, is shown at the bottom of the table. Since all interest rates and yields do not adjust at the same pace, the gap is only a general indicator of rate sensitivity.

                                   After     After     After
                                   3 mos     6 mos     1 yr
                        Within      but       but      but
                          3       within    within    within  After
                        months     6 mos    1 year    5 yrs   5 yrs    Total
                        -------   -------   -------   ------  ------   ------
                                        (In thousands, except ratios)
EARNING ASSETS:
  Loans                 $ 1,052   $   536   $   918   $2,708  $1,139   $6,353
  Available-for-sale
   securities             --        --        1,109    --        180    1,289
  Federal funds sold        255     --        --       --      --         255
                        -------   -------   -------   ------  ------   ------
  Total earning assets  $ 1,307   $   536   $ 2,027   $2,708  $1,319   $7,897
                        =======   =======   =======   ======  ======   ======

SUPPORTING SOURCES OF FUNDS:
  Interest bearing
   demand deposits
   and savings          $ 1,292   $ --      $ --      $--     $--      $1,292
  Certificates,
   less than $100M        --          100       310      301   --         711
  Certificates
   of deposit               137       104        69      383   --         693
  FHLB borrowings         1,000     --        --       --      --       1,000
                        -------   -------   -------   ------  ------   ------
  Total interest
   bearing liabilities  $ 2,429   $   204   $   379   $  684  $    0   $3,696
                        =======   =======   =======   ======  ======   ======
Interest rate
 sensitivity gap         (1,122)      332     1,648    2,024   1,319    4,201
Cumulative gap           (1,122)     (790)      858    2,882   4,201    4,201
Interest rate
 sensitivity gap ratio     0.54      2.63      5.35     3.96    N.A.     2.14
Cumulative interest rate
  sensitivity gap ratio    0.54      0.70      1.28     1.78    2.14     2.14

     As evidenced by the table above, at December 31, 2001, the Company was liability sensitive up to six months, and asset sensitive thereafter. In a declining interest rate environment, a liability sensitive position (a gap ratio of less than 1.0) is generally more advantageous since liabilities are repriced sooner than assets. Conversely, in a rising interest rate environment, an asset sensitive position (a gap ratio over 1.0) is generally more advantageous as earning assets are repriced sooner than the liabilities. With respect to the Company, an increase in interest rates would reduce income for one year and increase income thereafter. Conversely, a decline in interest rates would increase income for one year and decrease income thereafter. This, however, assumes that all other factors affecting income remain constant.

     As the Company continues to grow, management will continuously structure its rate sensitivity position to best hedge against rapidly rising or falling interest rates. The Bank's Asset/Liability Committee meets on a quarterly basis and develops management's strategy for the upcoming period. Such strategy includes anticipations of future interest rate movements.

LIQUIDITY

     Liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. These funds can be obtained by converting assets to cash or by attracting new deposits. The Company's primary source of liquidity is its ability to maintain and increase deposits through the Bank. From commencement of banking operations, July 9, 2001 through December 31, 2001, the Bank was able to attract $3.5 million deposits, none brokered.

     Below are the pertinent liquidity balances and ratios at December 31, 2001: ($ in thousands)

                                             December 31, 2001
                                             -----------------
     Cash and cash equivalents                    $  464
     Securities                                    1,289
     CDs, over $100,000 to total deposits ratio    20.1%
     Brokered deposits                                0%

     Cash and cash equivalents are the primary source of liquidity. At December 31, 2001, cash and cash equivalents amounted to $.5 million, representing 4.7% of total assets. Securities available for sale which provides a secondary source of liquidity represented approximately 12.9% of total assets.

     At December 31, 2001, large denomination certificates accounted for 20.1% of total deposits. Large denomination CDs are generally more volatile than other deposits. As a result, management continually monitors the competitiveness of the rates it pays on its large denomination CDs and periodically adjusts its rates in accordance with market demands.
Significant withdrawals of large denomination CDs may have a material adverse effect on the Bank's liquidity. Management believes that since a majority of the above certificates were obtained from Bank customers residing in Beaufort County, South Carolina, the volatility of such deposits is lower than if such deposits were obtained from depositors residing outside of Beaufort County, as outside depositors are believed to be more likely to be interest rate sensitive.

     Brokered deposits are deposit instruments, such as certificates of deposit, deposit notes, bank investment contracts and certain municipal investment contracts that are issued through brokers and dealers who then offer and/or sell these deposit instruments to one or more investors. As of December 31, 2001, the Company had no brokered deposits in its portfolio.

     Management knows of no trends, demands, commitments, events or uncertainties that should result in or are reasonably likely to result in the Company's liquidity increasing or decreasing in any material way in the foreseeable future.

CAPITAL ADEQUACY

     There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

     Risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common shareholders' equity, non-cumulative and cumulative (bank holding companies only) perpetual preferred stock and minority interest. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8.0%, with at least 4.0% consisting of Tier 1 capital.

     The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3.0% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital by total assets. For banks that are not rated CAMELS 1 by their primary regulator, the minimum leverage ratio should be 3.0% plus an additional cushion of at least 1 to 2 percent, depending upon risk profiles and other factors.

     In 1996, a new rule was adopted by the Federal Reserve Board, the OCC and the FDIC that added a measure of interest rate risk to the determination of supervisory capital adequacy. In connection with this new rule, those three agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasized the necessity of adequate oversight by a bank's board of directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

     The table below illustrates the Bank's and Company's regulatory capital ratios at December 31, 2001:

                                                             Minimum
                                                            regulatory
          Bank                          December 31, 2001   requirement
          ----                          -----------------   -----------
          Tier 1 Capital                      67.6%             4.0%
          Tier 2 Capital                       1.0%             N/A
                                              ----              ---
            Total risk-based capital ratio    68.6%             8.0%
                                              ====              ===
          Leverage ratio                      58.7%             3.0%
                                              ====              ===

          Company - Consolidated
          ----------------------
          Tier 1 Capital                      67.8%             4.0%
          Tier 2 Capital                       1.0%             N/A
                                              ----              ---
            Total risk-based capital ratio    68.8%             8.0%
                                              ====              ===
          Leverage ratio                      58.8%             3.0%
                                              ====              ===

     The above ratios indicate that the capital positions of the Company and the Bank are sound and that the Company is well positioned for future growth.


ITEM 7.  FINANCIAL STATEMENTS

     The following Financial Statements of the Company are incorporated herein by reference to Exhibit 13.1 of this Annual Report on Form 10-KSB for the year ended December 31, 2001:

     Independent Auditors' Report

     Consolidated Balance Sheets as of December 31, 2001 and 2000

     Consolidated Statements of Operations for the Years Ended December 31, 2001 and 2000

     Consolidated Statement of Changes in Shareholders' Equity for the Years Ended December 31, 2001 and 2000

     Consolidated Statement of Cash Flows for the Years Ended December 31, 2001 and 2000

     Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                      PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Set forth below is information regarding the directors and executive officers of Islands Bancorp. Under the articles of incorporation of Islands Bancorp, the board of directors of the Company is divided into three classes of directors who serve staggered three-year terms. The board of directors consists of 14 members with each class containing as nearly equal a number of members as possible. The members of one class are elected at each annual meeting of shareholders and hold office until the third annual meeting following their election and until their successors are elected and qualified.

     The President and Chief Executive Officer and each of the directors of Islands Bancorp hold these same positions with the Bank. Directors of the Bank serve for a term of one year and are elected by Islands Bancorp each year at the Bank's annual meeting of shareholders. The Bank's officers are appointed by and hold office at the will of its board of directors.

     The following table sets forth for each director and executive officer of the Company (1) the person's name, (2) his or her age at December 31, 2001, (3) the year he or she was first elected as a director of the Company, and (4) his or her positions with the Company other than as a director and his or her other business experience for the past five years.

                          DIRECTOR  POSITION WITH THE COMPANY
NAME (AGE)                 SINCE    AND BUSINESS EXPERIENCE
-----------------------   --------  -------------------------------------

CLASS III DIRECTORS:
(Term Expiring 2002*)

Avery E. Cleland (41)       1999    Chairman, President and owner of Cleland
                                    Construction Co., Inc. (subdivision,
                                    shopping mall, highway and public utility construction); Chairman of Carolina
                                    Asphalt Paving, Inc.; President of AE
                                    Cleland Construct, Inc.; President of
                                    Cleland Asphalt, Inc.; President of Thom
                                    Bee Inv., Inc.

Carl E. Lipscomb (64)**     2002    Vice President of Argus Corp. (custom
                                    home construction and home renovation);
                                    President and Chief Executive Officer of
                                    Lipscomb Construction, Hilton Head, South
                                    Carolina (custom home construction in the Beaufort County area).

Dr. Narayan Shenoy (63)**   2002    Anesthesiologist; Partner in Critical
                                    Health Systems, Inc., Columbia, South
                                    Carolina.

J. Frank Ward (54)          1999    Realtor, Coastal Carolina Realty, Inc.;
                                    Sales Coordinator and Realtor,
                                    Renaissance Marketing, LLC, Beaufort,
                                    South Carolina from February 1998 to
                                    March 2002; prior to 1998, New Car Sales
                                    Manager, Toyota Center in West
                                    Columbia/Lexington, South Carolina.

Bruce K. Wyles (47)         1999    Dentist, sole proprietorship, Beaufort,
                                    South Carolina; Partner, B.K.W. Squared.

*  Each Class III director will stand for re-election at the 2002 annual
   meeting of shareholders and, if   elected, will serve a three-year term
   expiring in 2005.

** These directors were elected by the board in March 2002 to fill vacant director positions created by an increase in number of directors.

CLASS II DIRECTORS:
(Term Expiring 2004)

Paul M. Dunnavant, III (38) 1999    Treasurer of Islands Bancorp; Chief
                                    Financial Officer and Treasurer of Amick
                                    Farms, Inc., Batesburg, South Carolina
                                    (integrated poultry processing); Manager of Beaufort Properties, Inc.; Treasurer of Team Amick Motor Sports, LLC.

Daryl A. Ferguson (63)***   2002    Co-Chairman of Hungarian Telephone
                                    Company, Budapest, Hungary and Stamford,
                                    Connecticut (telecommunications); served as President and Chief Operating Officer of Citizens Utilities in Stamford,
                                    Connecticut from 1990 to 2000.

Stancel E.
 Kirkland, Sr. (61)***      2002    Country Chef, LLC (convenience shore,
                                    restaurant operation); Managing Member of
                                    Bull Point Plantation, Seabrook, South
                                    Carolina (developer of residential
                                    communities); Attorney, Partner in the
                                    Kirkland Law Firm, Columbia, South
                                    Carolina, 1971 to 1999 and presently of
                                    Counsel.

Edward J. McNeil, Jr. (47)  1999    Secretary of Islands Bancorp; President
                                    of Internal Medicine Healthcare, P.A.;
                                    practicing physician with Internal
                                    Medicine Health Care in Beaufort from
                                    January 1997 to December 1997 and from
                                    October 1999 to Present; and with
                                    Southeast Health Care Association from
                                    January 1995 to December 1996; Physician,
                                    Low Country Medical Group, Beaufort,
                                    South Carolina, from January 1998 to
                                    October 1999.

Frances K. Nicholson (47)   1999    Managing Partner of Nicholson Investments
                                    LLC (real estate leasing and securities
                                    portfolio company); Managing Partner of
                                    Big Nickel Properties, LLC.

*** Because these Class II directors were elected by the board in March 2002 to fill vacant director positions, they will stand for election at the 2002 annual meeting of shareholders and, if elected, will serve a two-year term expiring in 2005.

CLASS I DIRECTORS:
(Term Expiring 2003)

William B. Gossett (58)     1999    President and Chief Executive Officer of
                                    Islands Bancorp; previously President and
                                    Chief Executive Officer of Liberty
                                    National Bank, Longwood, Florida.

Louis O. Dore (56)          1999    Attorney, Louis O. Dore, P.A., Beaufort,
                                    South Carolina.

Martha B. Fender (56)       1999    Vice President of Islands Bancorp;
                                    President and Owner of Coastal Carolina
                                    Realty, Inc.; Beaufort, South Carolina
                                    (real estate sales).

D. Martin Goodman (55)      1999    Chairman of the Board of Islands Bancorp;
                                    Area Manager of the University of South
                                    Carolina Small Business Development
                                    Center in Beaufort, South Carolina; Co-
                                    owner, with his wife, of Ollie's Seafood
                                    Restaurants in Beaufort, South Carolina.
___________________________

     In addition to the executive officers listed above who also serve as directors, Patsy Masters serves as Cashier and Chief Operations Officer of the Bank. At the Board of Directors meeting following the 2002 Annual Meeting of Shareholders, the board expects to elect Ms. Masters to serve as Chief Financial Officer of the Company. Prior to joining the Company, Ms. Masters was a vice president with Wachovia Bank, where her experience included branch management, human resources, and consumer lending.

     The Company is filing this Annual Report on Form 10-KSB pursuant to
Section 15(d) of the Securities and Exchange Act and is not subject to filings required by Section 16 of the Securities and Exchange Act.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     SUMMARY COMPENSATION TABLE. The following table presents the total compensation paid by the Company during fiscal years 2001, 2000 and 1999 (since the Company's inception in July of 1999) to its chief executive officer. No other executive officer of the Company earned over $100,000 in salary and bonus during fiscal years 2001, 2000 and 1999.

                                               Annual Compensation
                                               -------------------
                                               Salary        Bonus
   Name and Position             Year            ($)          ($)
   -----------------             ----          ------        -----
   William B. Gossett,           2001         $130,000      $27,500
   President and Chief           2000         $132,917        --
   Executive Officer             1999         $ 56,250(2)     --

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

     Mr. Gossett's initial annual base salary under the agreement was $135,000. Effective August 1, 2000, his annual salary became $130,000. He also received a bonus of $27,500 upon the opening of the Bank. For each year following the first full calendar year of the Bank's operations, Mr. Gossett is also entitled to a bonus of five percent of the Bank's net income, if the board of directors determines the bonus is appropriate in light of its analysis of various performance criteria.

     In addition to his salary and bonus compensation, Mr. Gossett is provided with an automobile, or an automobile allowance; life insurance of $300,000 payable to his spouse and heirs; and reimbursement for automobile expenses, club dues, business expenses, and moving and relocation expenses. He also participates in the Bank's retirement, medical and other benefit programs.

     Mr. Gossett is eligible to participate in any long-term equity incentive program of Islands Bancorp and is eligible for the grant of stock options, restricted stock and other awards under such program or any similar program adopted by Islands Bancorp. As soon as an appropriate stock option plan is adopted by the Company, Mr. Gossett will be granted options to purchase a number of shares of the Islands Bancorp's common stock equal to three percent of the number of shares sold in the Company's initial public offering of securities completed December 31, 2000 at a purchase price of $10.00 per share. One-third of the shares covered by the option will vest on each of the first, second and third anniversaries of the date the Bank opens for business, subject to accelerated vesting upon a change in control of the Company.

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


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 19, 2002 by (a) each director and executive officer of the Company and (b) all executive officers and directors, as a group. The information shown below is based upon information furnished to the Company by the named persons. Unless otherwise indicated, each person is the record owner and has sole voting and investment power with respect to his or her shares. Other than the directors and executive officers listed below, we are unaware of any holder of more than 5% of the Company's common stock. Additionally, the address of each person is 2348 Boundary Street, Beaufort, South Carolina 39903-6240.

     Information relating to beneficial ownership of the Company is based upon "beneficial ownership" concepts set forth in the rules promulgated under the Securities Exchange Act. Under these rules a person is deemed to be a "beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of a security, or "investment power," which includes the power to dispose or to direct the disposition of a security. Under the rules, more than one person may be deemed to be a beneficial owner of the same securities. A person is also deemed to be a beneficial owner of any security as to which that person has the right to acquire beneficial ownership within sixty (60) days from the date of this report. Except as otherwise indicated, each person is the sole beneficial owner of the shares listed.

                            Number
   Name of                 of Shares  Percent of   Nature of Beneficial
Beneficial Owner             Held        Class         Ownership
----------------           ---------  ----------   --------------------
Avery E. Cleland            10,050        1.5

Louis O. Dore               11,050        1.7

Paul M. Dunnavant, III      12,100        1.9

Martha B. Fender            10,050        1.5

Daryl A. Ferguson           20,000        3.1

D. Martin Goodman           11,250        1.7      Includes 11,050 shares
                                                   held jointly with Mr.
                                                   Goodman's spouse and 200
                                                   shares held jointly with
                                                   his children.

William B. Gossett          30,250        4.6      Includes 27,550 shares
                                                   held jointly with Mr.
                                                   Gossett's spouse.

Stancel E. Kirkland, Sr.    20,000        3.1      Includes 4,000 shares held
                                                   jointly with Mr.
                                                   Kirkland's spouse.

Carl E. Lipscomb            20,000        3.1      Includes 19,200 shares
                                                   held jointly with Mr.
                                                   Lipscomb's spouse.

Edward J. McNeil, Jr.       11,050        1.7

Frances K. Nicholson        12,350        1.9

Narayan Shenoy              20,100        3.1

J. Frank Ward               11,270        1.7

Bruce K. Wyles              11,450        1.8      Includes 400 shares held
                                                   jointly with Mr. Wyles'
                                                   children.

ALL DIRECTORS AND
EXECUTIVE OFFICERS
AS A GROUP (14 PERSONS)    210,970       32.3


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From time to time our directors, officers and their affiliates, including members of their families or businesses and other organizations with which they are associated, may have banking and other transactions in the ordinary course of business with the Bank. The Bank's policy is that any loans or other transactions with those persons or entities (a) are made in accordance with applicable law and the Bank's lending policies, (b) are made on substantially the same terms, including price, interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated parties of similar standing, and (c) do not involve more than the normal risk of collectibility or present other unfavorable features to the Company and the Bank. In addition, all future transactions with our directors, officers and their affiliates are intended to be on terms no less favorable than could be obtained from an unaffiliated third party, and must be approved by a majority of our directors, including a majority of the directors who do not have an interest in the transaction.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

     (a)     Exhibits

Exhibit
Number                                   Exhibit
-------                                  -------
   3.1          Articles of Incorporation(1)

   3.2          Bylaws(1)

   4.1          Specimen Stock Certificate(1)

   4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

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

  10.2*         Form of Organizers Warrant Agreement(1)

  10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General Partnership(1)

  10.4          Reserved.

  10.5 Escrow Agreement dated November 23, 1999 between Islands Bancorp and The Bankers Bank(1)

  10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

  10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

  10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

  10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001.

  13.1          Islands Bancorp Financial Statements as of December 31, 2001

  22.1          Subsidiaries of Islands Bancorp

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

  99.1          2002 Proxy Statement sent to Security Holders of Islands
                Bancorp
_________________________

*   Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.

(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed March 30, 2001.

     (b)     Reports on Form 8-K filed in the fourth quarter of 2001:  None.


           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

     The Company's 2001 Annual Report to security holders is included in this Annual Report on Form 10-KSB at exhibit 13.1, and the Company's Proxy Statement for its annual meeting of shareholders is included in this Annual Report on Form 10-KSB at exhibit 99.1.



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

                                    Date:  March 19, 2002



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

         Signature                     Title                Date
         ---------                     -----                ----
                                  Director
------------------------------                        -----------------
Avery E. Cleland


/s/ Louis O. Dore                 Director                 March 19, 2002
------------------------------
Louis O. Dore

/s/ Paul M. Dunnavant, III        Treasurer and Director   March 19, 2002
------------------------------
Paul M. Dunnavant, III


/s/ Martha B. Fender              Vice President and       March 19, 2002
------------------------------    Director
Martha B. Fender


/s/ Daryl A. Ferguson             Director                 March 19, 2002
------------------------------
Daryl A. Ferguson


/s/ D. Martin Goodman             Chairman of the Board    March 19, 2002
------------------------------    of Directors
D. Martin Goodman


/s/ William B. Gossett            President, Chief         March 19, 2002
------------------------------    Executive Officer and
William B. Gossett                Director*


/s/ Stancel E. Kirkland, Sr.      Director                 March 19, 2002
------------------------------
Stancel E. Kirkland, Sr.


/s/ Carl E. Lipscomb              Director                 March 19, 2002
------------------------------
Carl E. Lipscomb



/s/ Edward J. McNeil, Jr.         Secretary and Director   March 19, 2002
------------------------------
Edward J. McNeil, Jr.


/s/ Frances K. Nicholson          Director                 March 19, 2002
------------------------------
Frances K. Nicholson

                                  Director
------------------------------                        -----------------
Dr. Narayan Shenoy


/s/ J. Frank Ward                 Director                 March 19, 2002
------------------------------
J. Frank Ward


/s/ Bruce K. Wyles                Director                 March 19, 2002
------------------------------
Bruce K. Wyles

_____________________________
*  Principal executive, financial and accounting officer.



                               EXHIBIT INDEX


Exhibit
Number                                   Exhibit
-------                                  -------
   3.1          Articles of Incorporation(1)

   3.2          Bylaws(1)

   4.1          Specimen Stock Certificate(1)

   4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

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

  10.2*         Form of Organizers Warrant Agreement(1)

  10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General Partnership(1)

  10.4          Reserved.

  10.5 Escrow Agreement dated November 23, 1999 between Islands Bancorp and The Bankers Bank(1)

  10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

  10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

  10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

  10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001.

  13.1          Islands Bancorp Financial Statements as of December 31, 2001

  22.1          Subsidiaries of Islands Bancorp

  24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB

  99.1          2002 Proxy Statement sent to Security Holders of Islands
                Bancorp
_________________________

*   Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.

(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed March 30, 2001.