Form 10QSB
period 2002-03-31
ISLANDS BANCORP
filed 2002-05-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2002.

                              OR

       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934
       For the transition period from               to
                                      -------------    -------------

                      Commission File No. 33-31013-A

                             ISLANDS BANCORP
    ----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


         SOUTH CAROLINA                         57-1082388
     ------------------------   ------------------------------------
     (State of Incorporation)   (I.R.S. Employer Identification No.)

              2348 Boundary Street, Beaufort, SC 29903-6240
     ---------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (843) 521-1968
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                                     N/A
              ------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

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

	Common stock, no par value per share, 652,705 shares outstanding as of May 14, 2002.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                       March 31,    December 31,
------                                          2002          2001
                                            -----------    ----------

Cash and due from banks                     $   287,830    $  209,139
Federal funds sold, net                       1,288,000       255,000
                                            -----------    ----------
 Total cash and cash equivalents            $ 1,575,830    $  464,139
Securities:
Available-for-sale, at fair value             1,188,559     1,288,942
Loans, net                                    8,729,346     6,276,469
Property and equipment, net                   1,589,931     1,533,326
Other assets                                    310,502       400,578
                                            -----------    ----------
 Total Assets                               $13,394,168    $9,963,454
                                            ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 1,447,684    $  837,439
Interest bearing deposits                     6,608,251     2,695,873
                                            -----------    ----------
  Total deposits                            $ 8,055,935    $3,533,312
Federal funds purchased and borrowings             - -      1,000,000
Other liabilities                                51,397        66,168
                                            -----------    ----------
 Total liabilities                          $ 8,107,332    $4,599,480
                                            -----------    ----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061    $6,213,061
Retained deficit                               (926,459)     (848,572)
Accumulated other comprehensive loss                234          (515)
                                            -----------    ----------
 Total Shareholders' Equity                 $ 5,286,836    $5,363,974
                                            -----------    ----------
 Total Liabilities and
  Shareholders' Equity                      $13,394,168    $9,963,454
                                            ===========    ==========

             Refer to notes to the financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2002           2001
                                                ----           ----
Interest income                              $ 168,918      $    - -
Interest expense                                36,700         27,618
                                             ---------      ---------
Net interest income                          $ 132,218      $ (27,618)

Provision for loan losses                       28,640           - -
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 103,578      $ (27,618)
                                             ---------      ---------
Other income:
 Service fees on deposit accounts            $  15,187      $    - -
 Miscellaneous, other                              215           - -
                                             ---------      ---------
   Total other income                        $  15,402      $    - -
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 133,968      $  61,593
 Organizational expenses                          - -           1,438
 Depreciation expense                           14,992          1,731
 Data processing                                20,893           - -
 Rent expense                                   12,825          3,750
 ATM machine expense                             9,585           - -
 Advertising and public relations                6,338           - -
 Utilities and telephone                         4,337          1,450
 Legal & professional                            9,549            156
 Other operating expenses                       31,280          6,468
                                             ---------      ---------
  Total operating expenses                   $ 243,767      $  76,586
                                             ---------      ---------

Loss before income tax                       $(124,787)     $(104,204)
Income tax (benefit)                           (46,900)          - -
                                             ---------      ---------

Net (loss)                                   $ (77,887)     $(104,204)
                                             =========      =========

Basic (loss) per share                       $    (.12)     $    N/A
                                             =========      =========

Diluted (loss) per share                     $    (.12)     $    N/A
                                             =========      =========

          Refer to notes to the financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the three-month
                                               period ended March 31,
                                          ------------------------------
                                              2002               2001
                                              ----               ----
Net cash used by operating activities     $     41,050       $ (113,212)
                                          ------------       ----------
Cash flows from investing activities:
 Securities paydowns, calls, maturities   $    101,132       $     - -
 Increase in loans                          (2,481,517)            - -
 Purchase of fixed assets                      (71,597)        (652,061)
                                          ------------       ----------
Net cash used in investing activities     $ (2,451,982)      $ (652,061)
                                          ------------       ----------

Cash flows from financing activities:
 Increase in deposits                     $  4,522,623       $     - -
 Increase in notes payable                        - -           732,352
 Decrease in federal funds purchased        (1,000,000)            - -
                                          ------------       ----------
Net cash provided
 from financing activities                $  3,522,623       $  732,352
                                          ------------       ----------

Net increase in cash
 and cash equivalents                     $  1,111,691       $  (32,921)
Cash and cash equivalents,
 beginning of period                           464,139           40,232
                                          ------------       ----------
Cash and cash equivalents,
 end of period                            $  1,575,830       $    7,311
                                          ============       ==========

                      Refer to notes to the financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2001 AND 2002
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2000                   550   $     5,500   $ (487,120)  $   - -    $  (481,620)
                  ---------    ----------    ---------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 Mar. 31,
 2001                 - -           - -       (104,204)      - -       (104,204)
                  ---------    ----------    ---------    --------   ----------

Total comprehensive
 income               - -           - -       (104,204)      - -       (104,204)
                  ---------    ----------    ---------    --------   ----------

Balance,
 Mar. 31,
 2001                   550   $     5,500   $ (591,324)  $   - -    $  (585,824)
                  =========    ==========    =========    ========   ==========

---------------------------------

Balance,
 Dec 31,
 2001               652,705   $ 6,213,061   $ (848,572)  $     515  $ 5,363,974
                  ---------    ----------    ---------    --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 Mar. 31, 2002        - -           - -        (77,887)      - -        (77,887)

Net unrealized
 gains on
 securities,
 three-month
 period ended
 Mar. 31, 2002        - -           - -          - -           749          749
                  ---------    ----------    ---------    --------   ----------

Total comprehensive
 income               - -          - -         (77,887)        749      (77,138)
                  ---------    ----------    ---------    --------   ----------

Balance,
 Mar. 31,
 2002               652,705   $ 6,213,061   $ (926,459)  $     234  $ 5,286,836
                  =========    ==========    =========    ========   ==========


         Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2001.


NOTE 2 - SUMMARY OF ORGANIZATION

	Islands Bancorp (the "Company") is a one-bank holding company with respect to Islands Community Bank, N.A., Beaufort, South Carolina (the "Bank"). The Company was incorporated July 23, 1999, ant its principal operations commenced when the Bank opened for business on July 9, 2001. The Bank is engaged in the business of gathering and obtaining customers' deposits and providing commercial, consumer and real estate loans to the general public.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
OF OPERATIONS.
--------------

	As discussed earlier under Note 2, our banking operations commenced July 9, 2001. The Company cautions against comparing results obtained in periods prior to the commencement of banking operations with results obtained after commencement of our banking operations; in fact, such comparisons may not be meaningful and may possibly be misleading.

	Total assets increased by $3.4 million, from $10.0 million at December 31, 2001 to $13.4 million at March 31, 2002. More specifically, cash and cash equivalents increased by $1.1 million, from $.5 million at December 31, 2001 to $1.6 million at March 31, 2002; securities decreased by $.1 million, from $1.3 million at December 31, 2001 to $1.2 million at March 31, 2002; loans increased by $2.4 million, from $6.3 million at December 31, 2001 to $8.7 million at March 31, 2002; property and equipment increased by $.1 million, from $1.5 million at December 31, 2001 to $1.6 million at March 31, 2002; and all other remaining assets decreased by $.1 million, from $.4 million at December 31, 2001 to $.3 million at March 31, 2002. To fund the growth in assets, deposits increased by $4.5 million, from $3.6 millon at December 31, 2001 to $8.1 million at March 31, 2002; federal funds purchased decreased by $1.0 million, from $1.0 million at December 31, 2001 to no federal funds purchased at March 31, 2002; and the capital accounts decreased by $.1 million, from $5.4 million at December 31, 2001 to $5.3 million at March 31, 2002.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.6 million, representing 11.8% of total assets. Investment securities, which amounted to $1.2 million, or 8.9% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                        March 31, 2002       by the OCC
                        --------------      ----------------
Leverage ratio               46.6%                4.0%
Risk weighted ratio          47.5%                8.0%


Results of Operations
---------------------

	For the three-month period ended March 31, 2002, net (loss) amounted to $(77,887), or $(.12) per both basic and diluted share. For the three-month period ended March 31, 2001, net (loss) amounted to $(104,204). The primary reasons for the improvement in income for the three-month period ended March 31, 2002 when compared with the three-month period ended March 31, 2001 are as follows:

a. Net interest income increased by approximately $159,836, from $(27,618) for three month period ended March 31, 2001 to $132,218 for the three-month period ended March 31, 2002. The reason for the above improvement is as follows: During the three-month period ended March 31, 2002, the Company had interest earning assets while during the three-month period ended March 31, 2001 banking operations had not commenced. For the three-month period ended March 31, 2002, average earning assets amounted to $9.5 million, average yield on earning assets amounted to 7.11%, the average cost of funds was 2.85%, and the net yield on average earning assets was 5.56%.

b. The Company booked $46,900 in income tax benefits during the three-month period ended March 31, 2002; such benefit was not booked during 2001 as the successful completion of the stock offering was not assured. With the commencement of planned principal operations, however, the Company expects to realize these income tax benefits in the future.

c. For the three-month period ended March 31, 2002, non-interest income amounted to $15,402. As a percent of average assets, non-interest income amounted to .51%.

d. Operating expenses were approximately $167,181 higher during the three-month period ended March 31, 2002 when compared to the three-month period ended March 31, 2001. As discussed earlier, banking operations commenced July 9, 2001, necessitating the need for a banking facility and a full staff during the three-month period ended March 31, 2002. As a percent of average assets, operating expenses amounted to 8.12%.

	As of March 31, 2002, the allowance for loan losses amounted to $105,490. As a percent of gross loans, the allowance for loan losses amounted to 1.19%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-months ended March 31, 2002.


Item 5.  Other Information.
         ------------------

         This item is not applicable.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)  Exhibits.  None.

         (b) Reports on Form 8-K. Registrant filed no reports on Form 8-K during the three-month period ended March 31, 2002.



                               SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ISLANDS BANCORP
                                   ---------------------------------
                                   (Registrant)


Date: May 9, 2002                  BY:  /s/ William B. Gossett
      -----------------                 ----------------------------
                                        William B. Gossett
                                        President and Chief Executive Officer
                                        (Principal Executive, Financial and
                                         Accounting Officer)