Form 10QSB
period 2002-06-30
ISLANDS BANCORP
filed 2002-08-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
----	EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 2002.

                              OR

  	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
----	SECURITIES EXCHANGE ACT OF 1934
      For the transition period from               to
                                      ------------    ------------

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

             2348 Boundary Street, Beaufort, SC 29902
            ------------------------------------------
             (Address of Principal Executive Offices)

                          (843) 521-1968
            ------------------------------------------
         (Issuer's Telephone Number, Including Area Code)

          2348 Boundary Street, Beaufort, SC 29903-6240
          ----------------------------------------------
       (Former Name, Former Address and Former Fiscal Year,
                  if Changed Since Last Report)

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

	Common stock, no par value per share, 652,705 shares outstanding as of August 12, 2002.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----



PART I - FINANCIAL INFORMATION

    Item 1.  Financial Statements
    -----------------------------

                           ISLANDS BANCORP
                      BEAUFORT, SOUTH CAROLINA
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)


ASSETS                                   June 30,     December 31,
------                                     2002          2001
                                           ----          ----
Cash and due from banks                $   314,461    $  209,139
Federal funds sold, net                    713,000       255,000
                                        ----------     ---------
 Total cash and cash equivalents       $ 1,027,461    $  464,139
Securities:
Available-for-sale, at fair value        1,680,579     1,288,942
Loans, net                              12,329,373     6,276,469
Property and equipment, net              1,580,379     1,533,326
Other assets                               846,278       400,578
                                        ----------     ---------
 Total Assets                          $17,464,070    $9,963,454
                                        ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits          $ 1,861,298    $  837,439
Interest bearing deposits               10,318,707     2,695,873
                                        ----------     ---------
  Total deposits                       $12,180,005    $3,533,312
Federal funds purchased and borrowings        - -      1,000,000
Other liabilities                           60,512        66,168
                                        ----------     ---------
 Total liabilities                     $12,240,517    $4,599,480
                                        ----------     ---------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                           $ 6,213,061    $6,213,061
Retained deficit                          (994,662)     (848,572)
Accumulated other comprehensive loss         5,154          (515)
                                        ----------     ---------
 Total Shareholders' Equity            $ 5,223,553    $5,363,974
                                        ----------     ---------
 Total Liabilities and
  Shareholders' Equity                 $17,464,070    $9,963,454
                                        ==========     =========

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                      For the three-month
                                     period ended June 30,
                                   -------------------------
                                      2002           2001
                                      ----           ----
Interest income                    $ 245,802      $    - -
Interest expense                      67,710         67,784
                                    --------       --------
Net interest income (expense)      $ 178,092      $ (67,784)

Provision for loan losses             40,676           - -
                                    --------       --------
Net interest income (expense)
 after provision for loan losses   $ 137,416      $ (67,784)
                                    --------       --------
Other income:
 Service fees on deposit accounts  $  16,794      $    - -
 Miscellaneous, other                    672           - -
                                    --------       --------
   Total other income              $  17,466      $    - -
                                    --------       --------

Other expenses:
 Salaries and benefits             $ 146,463      $  84,103
 Depreciation expense                 16,553          1,731
 Data processing                      22,502           - -
 Rent expense                         12,825         20,860
 ATM machine expense                  10,458           - -
 Advertising and public relations      4,836           - -
 Utilities and telephone               3,945          1,602
 Legal & professional                 12,787          8,954
 Other operating expenses             36,081         10,932
                                    --------       --------
  Total operating expenses         $ 266,450      $ 128,182
                                    --------       --------

Loss before income tax (benefit)   $(111,568)     $(195,966)
Income tax (benefit)                 (43,365)          - -
                                    --------       --------

Net (loss)                         $ (68,203)     $(195,966)
                                    ========       ========

Basic (loss) per share             $    (.10)     $    N/A
                                    ========       ========

Diluted (loss) per share           $    (.10)     $    N/A
                                    ========       ========


     Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                     BEAUFORT, SOUTH CAROLINA
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                       For the six-month
                                     period ended June 30,
                                   -------------------------
                                      2002           2001
                                      ----           ----
Interest income                    $ 414,720      $    - -
Interest expense                     104,410         95,402
                                    --------       --------
Net interest income (expense)      $ 310,310      $ (95,402)
Provision for loan losses             69,316           - -
                                    --------       --------
Net interest income (expense)
 after provision for loan losses   $ 240,994      $ (95,402)
                                    --------       --------

Other income:
 Service fees on deposit accounts  $  31,981      $    - -
 Miscellaneous, other                    887           - -
                                    --------       --------
   Total other income              $  32,868      $    - -
                                    --------       --------

Other expenses:
 Salaries and benefits             $ 280,431      $ 145,696
 Depreciation expense                 31,545          3,462
 Data processing                      43,395           - -
 Rent expense                         25,650         24,610
 ATM machine expense                  20,043           - -
 Advertising and public relations     11,174           - -
 Utilities and telephone               8,282          3,052
 Legal & professional                 22,336          9,110
 Other operating expenses             67,361         18,838
                                    --------       --------
  Total operating expenses         $ 510,217      $ 204,768
                                    --------       --------

Loss before income tax (benefit)   $(236,355)     $(300,170)
Income tax (benefit)                 (90,265)          - -
                                    --------       --------

Net (loss)                         $(146,090)     $(300,170)
                                    ========       ========

Basic (loss) per share             $    (.22)     $    N/A
                                    ========       ========

Diluted (loss) per share           $    (.22)     $    N/A
                                    ========       ========


   Refer to notes to the consolidated financial statements.



                        ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                             For the six-month
                                            period ended June 30,
                                        ------------------------------
                                             2002             2001
                                             ----             ----
Net cash used by operating activities   $   (496,159)      $ (296,407)
                                         -----------        ---------
Cash flows from investing activities:
 Securities paydowns, AFS               $    113,606       $     - -
 Purchase of securities, AFS                (500,000)            - -
 Increase in loans                        (6,122,220)            - -
 Purchase of fixed assets                    (78,598)        (683,467)
                                         -----------        ---------
Net cash used in investing activities   $ (6,587,212)      $ (683,467)
                                         -----------        ---------

Cash flows from financing activities:
 Increase in deposits                   $  8,646,693       $     - -
 Increase in notes payable                      - -           964,698
 Decrease in federal funds purchased      (1,000,000)            - -
                                         -----------        ---------
Net cash provided
 from financing activities              $  7,646,693       $  964,698
                                         -----------        ---------

Net increase (decrease) in
 cash and cash equivalents              $    563,322       $  (15,176)
Cash and cash equivalents,
 beginning of period                         464,139           40,232
                                         -----------        ---------
Cash and cash equivalents,
 end of period                          $  1,027,461       $   25,056
                                         ===========        =========


        Refer to notes to the consolidated financial statements.



                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2001 AND 2002
                                (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2000                   550   $     5,500   $ (487,120)  $   - -    $  (481,620)
                  ---------    ----------    ---------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2001                 - -           - -       (300,170)      - -       (300,170)
                  ---------    ----------    ---------    --------   ----------

Total comprehensive
 income               - -           - -       (300,170)      - -       (300,170)
                  ---------    ----------    ---------    --------   ----------

Balance,
 June 30,
 2001                   550   $     5,500   $ (787,290)  $   - -    $  (781,790)
                  =========    ==========    =========    ========   ==========

---------------------------------

Balance,
 Dec 31,
 2001               652,705   $ 6,213,061   $ (848,572)  $    (515) $ 5,363,974
                  ---------    ----------    ---------    --------   ----------

Comprehensive Income:
--------------------
Net income,
 six-month
 period ended
 June 30, 2002        - -           - -       (146,090)      - -       (146,090)

Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30, 2002        - -           - -          - -         5,669        5,669
                  ---------    ----------    ---------    --------   ----------

Total comprehensive
 income               - -          - -        (146,090)      5,669     (140,421)
                  ---------    ----------    ---------    --------   ----------

Balance,
 June 30,
 2002               652,705   $ 6,213,061   $ (994,662)  $   5,154  $ 5,223,553
                  =========    ==========    =========    ========   ==========


         Refer to notes to the consolidated financial statements.



                            ISLANDS BANCORP
                       BEAUFORT, SOUTH CAROLINA
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 2002



NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2001.


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

	Total assets increased by $7.5 million, from $10.0 million at December 31, 2001 to $17.5 million at June 30, 2002. More specifically, cash and cash equivalents increased by $.5 million, from $.5 million at December 31, 2001 to $1.0 million at June 30, 2002; securities increased by $.4 million, from $1.3 million at December 31, 2001 to $1.7 million at June 30, 2002; loans increased by $6.0 million, from $6.3 million at December 31, 2001 to $12.3 million at June 30, 2002; property and equipment increased by $.1 million, from $1.5 million at December 31, 2001 to $1.6 million at June 30, 2002; and all other remaining assets increased by $.5 million, from $.4 million at December 31, 2001 to $.9 million at June 30, 2002. To fund the growth in assets, deposits increased by $8.7 million, from $3.5 millon at December 31, 2001 to $12.2 million at June 30, 2002; federal funds purchased decreased by $1.0 million, from $1.0 million at December 31, 2001 to no federal funds purchased at June 30, 2002; and the capital accounts decreased by $.2 million, from $5.4 million at December 31, 2001 to $5.2 million at June 30, 2002.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.0 million, representing 5.9% of total assets. Investment securities, which amounted to $1.7 million, or 9.6% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                        June 30, 2002        by the OCC
                        -------------       ----------------
Leverage ratio               36.4%                4.0%
Risk weighted ratio          38.4%                8.0%


Results of Operations
---------------------

	For the three-month period ended June 30, 2002, net (loss) amounted to $(68,203), or $(.10) per both basic and diluted share. For the three-month period ended June 30, 2001, net (loss) amounted to $(195,966). Recall, however, that since banking operations commenced on July 9, 2001, the June
30, 2001 results do not reflect results from banking operations. The reasons for the improvement in the results of operations for the three-month period ended June 30, 2002 vis-a-vis the results obtained during the three-month period ended June 30, 2001 are as follows:

   (a) Net interest income (expense) increased from $(67,784) for the three-month period ended June 30, 2001 to $178,092 during the three-month period ended June 30, 2002, an increase of approximately $246,000. The main reason for the above increase is that during the three-month period ended June 30, 2002, banking operations were in place and the Company had interest earning assets, while during the three-month period ended June 30, 2001 banking operations had not yet commenced and the Company did not have interest earning assets.

   (b) Non-interest income for the three-month period ended June 30, 2002 amounted to $17,466, while during the three-month period ended
        June 30, 2001 non-interest income was nil.  As discussed under item
        (a), above, banking operations commenced after the three-month period ended June 30, 2001.

   (c) During the June 30, 2002 calendar quarter, the Company booked $43,365 in income tax benefits, while no such benefit was booked during the June 30, 2001 calendar quarter. Income tax benefits were not booked during the three-month period ended June 30, 2001 because planned principal operations had not commenced and realization of tax benefits could not be assured with any degree of certainty.

	For the six-month period ended June 30, 2002, net (loss) amounted to $(146,090), or $(.22) per both basic and diluted share. For the six-month period ended June 30, 2001, net (loss) amounted to $(300,170). The primary reasons for the improvement in income for the six-month period ended June 30, 2002 when compared with the six-month period ended June 30, 2001 are as follows:

a. Net interest income increased by approximately $405,712, from $(95,402) for the six-month period ended June 30, 2001 to $310,310 for the six-month period ended June 30, 2002. The reason for the above improvement is as follows: During the six-month period ended June 30, 2002, the Company had interest earning assets while during the six-month period ended June 30, 2001 banking operations had not commenced. For the six-month period ended June 30, 2002, average earning assets amounted to $11.3 million, average yield on earning assets amounted to 7.35%, the average cost of funds was 2.98%, and the net yield on average earning assets was 5.49%.

b. The Company booked $90,265 in income tax benefits during the six-month period ended June 30, 2002. Such benefit was not booked during 2001 because prior to the commencement of planned principal operations, realization of tax benefits could not be assured with any degree of certainty.

c. For the six-month period ended June 30, 2002, non-interest income amounted to $32,868. As a percent of average assets, non-interest income amounted to .48%.

d. Operating expenses were approximately $305,449 higher during the six-month period ended June 30, 2002 when compared to the six-month period ended June 30, 2001. As discussed earlier, banking operations commenced July 9, 2001, necessitating the need for a banking facility and a full staff during the six-month period ended June 30, 2002. As a percent of average assets, operating expenses amounted to 7.44%.

	As of June 30, 2002, the allowance for loan losses amounted to $146,166. As a percent of gross loans, the allowance for loan losses amounted to 1.17%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



                       PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

On April 23, 2002, the shareholders of the Company approved a stock incentive plan (the "Plan"), effective March 19, 2002, for the Company's officers, directors, and employees. The Plan includes a total 97,905 stock options available for grant. In April, 2002, the Board of Directors granted a total of 26,581 to three employees of the subsidiary bank. Each of the options granted carries an exercise price of $10 and entitles their holder to purchase Company's common stock on a one-for-one basis. All of the options granted vest equally over three-year periods and all have ten year exercise periods; however, the three-year vesting and ten-year exercise periods for 19,581 of the stock options began July 9, 2001 (date on which the bank opened for business), while the three-year vesting and ten year exercise periods for the remaining 7,000 stock options began April 25, 2002 (date of grant).


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The 2002 Annual Meeting of Shareholders of the Company was held on April 23, 2002. At the meeting, the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected as qualified: Avery E. Cleland, Carl E. Lipscomb, Narayan Shenoy, J. Frank Ward, and Bruce K. Wyles.

The number of votes cast for, against and withheld with respect to the election of each nominee for Class III director was as follows:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
Avery E. Cleland              422,045      1,622       - -
Carl E. Lipscomb              422,445      1,222       - -
Narayan Shenoy                423,045        622       - -
J. Frank Ward                 423,045        622       - -
Bruce K. Wyles                423,045        622       - -

Also at the Annual Meeting of Shareholders, the following persons were elected as Class II directors to serve for a term of two years and until their successors are elected as qualified: Daryl A. Ferguson, and Stancel E. Kirkland, Jr.

The number of votes cast for, against and withheld with respect to the election of each nominee for Class II director was as follows:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
Daryl A. Ferguson             423,667       - -        - -
Stancel E. Kirkland, Jr.      423,667       - -        - -

In addition, the shareholders of the Company approved the formation of a Stock Incentive Plan for officers, directors, and employees of the Company and its subsidiary bank. The number of votes cast for, against and withheld with respect to the formation of the Stock Incentive Plan was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              412,766     3,950      6,951

In addition, the shareholders approved the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2001. The number of votes cast for, against and withheld with respect to the approval of the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2001 was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              423,667      - -        - -

No other matters were presented or voted on at the 2002 Annual Meeting of Shareholders.

The following persons did not stand for reelection at the 2002 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Paul M. Dunnavant, III, Edward J. McNeil, Jr., Frances K. Nicholson, Louis O. Dore, Martha B. Fender, D. Martin Goodman, and William B. Gossett.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
         (a)  Exhibits:  There are no exhibits filed with this report.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2002.



                                  SIGNATURES


	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ISLANDS BANCORP
                                -----------------------------------
                                (Registrant)


Date: August 13, 2002       BY:  /s/ William B. Gossett
      -----------------         -----------------------------------
                                William B. Gossett
                                President and Chief Executive Officer
                                (principal executive and financial officer)