Form 10QSB
period 2002-09-30
ISLANDS BANCORP
filed 2002-11-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ---------------------------
                                  FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2002.

                              OR

     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
---  SECURITIES EXCHANGE ACT OF 1934
     For the transition period from               to
                                    -------------    ----------------

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

                2348 Boundary Street, Beaufort, SC 29902
            ------------------------------------------------
                (Address of Principal Executive Offices)

                             (843) 521-1968
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

                2348 Boundary Street, Beaufort, SC 29903-6240
             ----------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                        if Changed Since Last Report)

	Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes  X            No
                        -----            -----

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 652,705 shares outstanding as of November 13, 2002.

	Transitional small business disclosure format  (check one):

                    Yes               No  X
                        -----            -----



                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
-------  --------------------

                                 ISLANDS BANCORP
                            BEAUFORT, SOUTH CAROLINA
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)


ASSETS                                 September 30, December 31,
------                                     2002          2001
                                       ------------- ------------
Cash and due from banks                $   436,339    $  209,139
Federal funds sold, net                    420,000       255,000
                                        ----------     ---------
 Total cash and cash equivalents       $   856,339    $  464,139

Securities:
Available-for-sale, at fair value        1,471,470     1,288,942
Loans, net                              15,375,828     6,276,469
Property and equipment, net              2,531,384     1,533,326
Other assets                               369,354       400,578
                                        ----------     ---------
 Total Assets                          $20,604,375    $9,963,454
                                        ==========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits          $ 1,896,420    $  837,439
Interest bearing deposits               13,470,680     2,695,873
                                        ----------     ---------
  Total deposits                       $15,367,100    $3,533,312
Federal funds purchased and borrowings        - -      1,000,000
Other liabilities                           68,562        66,168
                                        ----------     ---------
 Total liabilities                     $15,435,662    $4,599,480
                                        ----------     ---------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                           $ 6,213,061    $6,213,061
Retained deficit                        (1,042,929)     (848,572)
Accumulated other comprehensive loss        (1,419)         (515)
                                        ----------     ---------
 Total Shareholders' Equity            $ 5,168,713    $5,363,974
                                        ----------     ---------
 Total Liabilities and
  Shareholders' Equity                 $20,604,375    $9,963,454
                                        ==========     =========


        Refer to notes to the consolidated financial statements.



                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                        FOR THE THREE-MONTHS ENDED


                                                September 30,
                                         -------------------------
                                             2002           2001
                                         ----------     ----------
Interest income                          $  295,079     $  318,053
Interest expense                            101,019         11,889
                                          ---------      ---------
Net interest income                         194,060        306,164

Provision for loan losses                    35,680         30,486
                                          ---------      ---------

Net interest income
 after provision for loan losses         $  158,380     $  275,678
                                          ---------      ---------

Service charges on deposit accounts      $   22,793     $    5,564
Other income                                    399            222
                                          ---------      ---------
Total other income                       $   23,192     $    5,786
                                          ---------      ---------

Salaries and benefits                    $  148,908     $  173,944
Depreciation expense                         15,219         10,172
Data processing                              22,304         12,475
Rent expense                                 12,825         12,825
ATM machine expense                           2,871           - -
Advertising and public relations              7,673         22,343
Utilities and telephone                       4,883          8,295
Legal and professional                       11,114         10,422
Other operating expenses                     32,526         51,773
                                          ---------      ---------
 Total other expenses                    $  258,323     $  302,249
                                          ---------      ---------

Net (loss) before taxes                  $  (76,751)    $  (20,785)
Income tax (benefit)                        (28,484       (101,899)
                                          ---------      ---------

Net income (loss)                        $  (48,267)    $   81,114
                                          =========      =========

Basic income (loss) per share            $     (.07)    $      .12
                                          =========      =========

Diluted income (loss) per share          $     (.07)    $      .12
                                          =========      =========


       Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                        FOR THE NINE-MONTHS ENDED


                                                September 30,
                                         -------------------------
                                             2002           2001
                                         ----------     ----------
Interest income                          $  709,799     $ 318,053
Interest expense                            205,429       107,291
                                          ---------      ---------
Net interest income                         504,370       210,762

Provision for loan losses                   104,996        30,486
                                          ---------      ---------

Net interest income after
 provision for loan losses               $  399,374     $ 180,276
                                          ---------      ---------

Service charges on deposit accounts      $   54,774     $   5,564
Other income                                  1,286           222
                                          ---------      ---------
Total other income                       $   56,060     $   5,786
                                          ---------      ---------

Salaries and benefits                    $  429,339     $ 320,753
Depreciation expense                         46,764        13,634
Data processing                              65,699        12,475
Rent expense                                 38,475        37,435
ATM machine expense                          22,914         1,545
Advertising and public relations             18,847        23,266
Utilities and telephone                      13,165        11,347
Legal and professional                       33,450        19,532
Other operating expenses                     99,887        67,030
                                          ---------      ---------
 Total other expenses                    $  768,540     $ 507,017
                                          ---------      ---------

Net (loss) before taxes                  $ (313,106)    $(320,955)
Income tax (benefit)                       (118,749)     (101,899)
                                          ---------      ---------

Net (loss)                               $ (194,357)    $(219,056)
                                          =========      =========

Basic (loss) per share                   $     (.30)    $   (1.07)
                                          =========      =========

Diluted (loss) per share                 $     (.30)    $   (1.07)
                                          =========      =========


           Refer to notes to the consolidated financial statements.



                          ISLANDS BANCORP
                     BEAUFORT, SOUTH CAROLINA
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                              For the nine-month
                                          period ended September 30,
                                        ----------------------------
                                              2002            2001
                                        ------------    ------------
Cash flows used in
 operating activities                   $     (7,934)   $    (84,048)
                                         -----------     -----------

Cash flows from investing activities:
 Purchase of securities                 $   (600,000)   $   (180,000)
 Maturities, calls, paydowns, securities     415,523            - -
 Increase in loans                        (9,204,355)     (2,539,806)
 Purchase of fixed assets                 (1,044,822)       (924,211)
                                         -----------     -----------
Net cash used in investing activities   $(10,433,654)   $ (3,644,017)
                                         -----------     -----------

Cash flows from financing activities:
 Sale of common stock, net              $       - -     $  6,207,561
 Increase in deposits                     11,833,788       2,313,333
 Advances from organizers                       - -         (100,000)
 Decrease in notes payable
  and in federal funds purchased          (1,000,000)     (1,271,856)
                                         -----------     -----------
Net cash provided
 from financing activities              $ 10,833,788    $  7,149,038
                                         -----------     -----------

Net increase in cash
 and cash equivalents                   $    392,200    $  3,420,973
Cash and cash equivalents,
 beginning of period                         464,139          40,232
                                         -----------     -----------
Cash and cash equivalents,
 end of period                          $    856,339    $  3,461,205
                                         ===========      ==========


         Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                           BEAUFORT, SOUTH CAROLINA
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
         FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2002

                                                        Accumulated
                         Common Stock                    Other
                       ------------------                Compre-
                       No. of    Common       Retained   hensive
                       Shares    Stock        (Deficit)  (Loss)      Total
                       ------   ---------     --------   ------      -----

Balance,
January 1, 2001             550 $    5,500 $  (487,120) $   --     $  (481,620)
                      ---------  ---------  ----------   --------   ----------

Comprehensive income:
---------------------
Net (loss),
 nine-month
 period ended
 September 30, 2001      --          --       (219,056)     --        (219,056)
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 (loss)                  --          --       (219,056)     --        (219,056)
                      ---------  ---------  ----------   ---------  ----------

Sale of common
 stock                  652,155  6,207,561       --         --       6,207,561
                      ---------  ---------  ----------   ---------  ----------

Balance,
September 30, 2001      652,705 $6,213,061 $  (706,176) $   --     $ 5,506,885
                      =========  =========  ==========   =========  ==========

-------------------------------------------

Balance,
January 1, 2002         652,705 $6,213,061 $  (848,572) $     (515)$ 5,363,974
                      ---------  ---------  ----------   ---------  ----------

Comprehensive income:
---------------------
Net (loss),
 nine-month
 period ended
 Sept 30, 2002           --          --        (194,357)    --        (194,357)

Net unrealized
 loss on securities,
 nine-month
 period ended
 Sept 30, 2002            --          --         --           (904)       (904)
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 (loss)                  --          --        (194,357)      (904)   (195,261)
                      ---------  ---------  ----------   ---------  ----------

Balance,
September 30, 2002      652,705 $6,213,061 $(1,042,929) $   (1,419)$ 5,168,713
                      =========  =========  ==========   =========  ==========


               Refer to notes to the consolidated financial statements.



                              ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2002


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the annual report for the year ended December 31, 2001.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

	Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("FASB 145") updates and clarifies certain existing accounting pronouncements. FASB Statements No. 4 and 64 require all gains and losses arising from the extinguishment of debt to be aggregated and classified as extraordinary items, net of tax effect. FASB No. 145 provides additional guidance in classifying gains and losses arising from the extinguishment of debt. FASB Statement No. 44 establishes accounting requirements for the effects of transition to the provisions of the Motor Carrier Act of 1980. Because the transition has been completed, FASB Statement No. 44 is no longer necessary. FASB Statement No. 145 amends FASB Statement No. 13 and requires that certain lease modifications that have economic effects similar to those of sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB 145 also makes a few technical corrections to existing pronouncements. FASB 145 is effective for transactions occurring after May 15, 2002. The adoption of FASB 145 by the Company did not have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("FASB 146") addresses financial accounting and reporting for costs associated with exit or disposal activities. FASB 146 nullifies Emerging Issues Task Force Issue No. 94-3 because FASB 146 requires that liabilities assumed for costs associated with an exit or disposal activity be recognized when such liabilities are incurred rather than when the entity commits to an exit plan. FASB 146 is effective for transactions initiated after December 31, 2002. The adoption of FASB 146 by the Company is not expected to have a material impact on the Company's financial position or results of operations.

	Statement of Financial Accounting Standards No. 147, "Acquisition of Certain Financial Institutions" (FASB "147") provides guidance on accounting for the acquisition of certain financial institutions. FASB 147 addresses and resolves inconsistencies between FASB Statements No. 72 and 142. The provisions of FASB 147 are effective after September 30, 2002. The adoption of FASB 147 by the Company is not expected to have a material impact on the Company's financial position or results of operations.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
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

	Total assets increased by $10.6 million, from $10.0 million at December 31, 2001 to $20.6 million at September 30, 2002. More specifically, cash and cash equivalents increased by $.4 million, from $.5 million at December 31, 2001 to $.9 million at September 30, 2002; securities increased by $.2 million, from $1.3 million at December 31, 2001 to $1.5 million at September 30, 2002; loans increased by $9.1 million, from $6.3 million at December 31, 2001 to $15.4 million at September 30, 2002; property and equipment increased by $1.0 million, from $1.5 million at December 31, 2001 to $2.5 million at September 30, 2002; and all other remaining assets decreased by $.1 million, from $.4 million at December 31, 2001 to $.3 million at September 30, 2002.
To fund the growth in assets, deposits increased by $11.8 million, from $3.5 million at December 31, 2001 to $15.3 million at September 30, 2002; federal funds purchased decreased by $1.0 million, from $1.0 million at December 31, 2001 to no federal funds purchased at September 30, 2002; and the capital accounts decreased by $.2 million, from $5.4 million at December 31, 2001 to $5.2 million at September 30, 2002.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2002 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $.9 million, representing 4.2% of total assets. Investment securities, which amounted to $1.5 million, or 7.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                     September 30, 2002       by the OCC
                     ------------------     ----------------
Leverage ratio               25.5%                4.0%
Risk weighted ratio          32.1%                8.0%


RESULTS OF OPERATIONS
---------------------

	For the three-month period ended September 30, 2002, net (loss) amounted to $(48,267), or $(.07) per both basic and diluted share. For the three-month period ended September 30, 2001, net income amounted to $81,114. Recall that banking operations commenced July 9, 2001. Prior to July 9, 2001, management was engaged in the offering of the sale of the Company's stock. Proceeds from the offering funded the capital accounts of the organization. Until commencement of operations, proceeds from the offering were invested by the escrow agent on behalf of the Company. The interest earned from those investments could not be recognized by the Company until both the minimum number of shares were sold and the OCC gave permission to break escrow. In early July, 2001, after the minimum number of shares had been sold, the OCC gave the Company permission to break escrow, at which time all interest that had been earned from various investments in the escrow account was recognized at once. The income recognition resulted in higher revenues than would normally be expected in a typical three-month period and, therefore, the Company was able to report a profit during the three-month period ended September 30, 2001.

	Note that the quarterly loss for the three-month period ended September 30, 2002 was significantly lower than the losses experienced during the three previous calendar quarters. This trend in income is positive as the Company is improving its economies of scale and is able to narrow its quarterly losses.

	Below are specific details concerning results of operations for the three-month periods ended September 30, 2002 and 2001:

  (a) Net interest income decreased from $306,164 for the three-month period ended September 30, 2001 to $194,060 for the three-month period ended September 30, 2002. As discussed earlier, interest income for the three-month period ended September 30, 2001 included interest earned in previous periods that the Company had not been allowed to recognize. This situation was not present during the three-month period ended September 30, 2002.

  (b) Non-interest income for the three-month period ended September 30, 2002 amounted to $23,192, while during the three-month period ended September 30, 2001 non-interest income was only $5,786. The increase in non-interest income is primarily due to a higher volume in transactional items.

  (c) During the September 30, 2001 calendar quarter, the Company booked $101,899 in income tax benefits, while only $28,484 in income tax benefits were booked during the September 30, 2002 calendar quarter.
       A larger amount of tax benefit was booked in the three-month period ended September 30, 2001 when compared to the three-month period ended September 30, 2002 because planned principal operations commenced during the three-month period ended September 30, 2001, during which time realization of tax benefits became likely to occur.

	For the nine-month period ended September 30, 2002, net (loss) amounted to $(194,357), or $(.30) per both basic and diluted share. For the nine-month period ended September 30, 2001, net (loss) amounted to $(219,056). Below are specific details concerning results of operations for the nine-month periods ended September 30, 2002 and 2001:

a. Net interest income increased by approximately $293,608, from $210,762 for the nine-month period ended September 30, 2001 to $504,370 for the nine month period ended September 30, 2002. For the nine-month period ended September 30, 2002, average earning assets amounted to $12.7 million, average yield on earning assets amounted to 7.46%, the average cost of funds was 3.19%, and the net yield on average earning assets was 5.30%.

b. The Company booked $118,749 and $101,899 in income tax benefits during the nine-month periods ended September 30, 2002 and 2001, respectively. The tax benefits were about the same during those two periods because year-to-date losses for both periods were almost identical.

c. For the nine-month period ended September 30, 2002, non-interest income amounted to $56,060. As a percent of average assets, non-interest income was .49%.

d. Operating expenses were approximately $261,523 higher during the nine-month period ended September 30, 2002 when compared to the nine-month period ended September 30, 2001. However, as a percent of average assets, operating expenses declined from 15.4% for the nine-month period ended September 30, 2001 to 6.70% for the nine-month period ended September 30, 2002.

	As of September 30, 2002, the allowance for loan losses amounted to $181,846. As a percent of gross loans, the allowance for loan losses amounted to 1.17%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



ITEM 3.  CONTROLS AND PROCEDURES
-------  -----------------------

	The Company's Chief Executive Officer has evaluated the Company's disclosure controls and procedures as of a date within 90 days prior to the date of this filing, and concluded that these controls and procedures are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation.

	Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information it is required to disclose in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information the Company is required to disclose in the reports that if files under the Exchange Act is accumulated and communicated to management, including the principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.



                                   CERTIFICATION

I, William B. Gossett, President and Chief Executive Officer of the registrant, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Islands Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others employed by the registrant, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarter report (the "Evaluation Date"); and

    c) presented in this quarterly report in conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002  BY:  /s/ William B. Gossett
      ------------------      ----------------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (principal executive and financial officer)



                           PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

  (a)  Exhibits:  There are no exhibits filed with this report.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2002.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: November 13, 2002     BY:  /s/ William B. Gossett
      -------------------        --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)



                         CERTIFICATION PURSUANT TO
                          18 U.S.C. SECTION 1350
                          AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Islands Bancorp, Inc. (the "Company") on Form 10-QSB for the quarterly period ended September 30, 2002 (the "Report"), the undersigned, William B. Gossett, President and Chief Executive Officer of the Company, does hereby certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/ William B. Gossett
     ------------------------------------
     William B. Gossett
     President and Chief Executive Officer
     (principal executive and financial officer)
     November 13, 2002