Form 10KSB
period 2002-12-31
ISLANDS BANCORP
filed 2003-03-28
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2002
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______________to _______________

       Commission file number 000-29267
                              ---------

                                 ISLANDS BANCORP
                                 ---------------
                 (Name of small business issuer in its charter)

SOUTH CAROLINA                                           57-1082388
----------------------------------------------   -------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

2348 BOUNDARY STREET, BEAUFORT, SOUTH CAROLINA              29902
----------------------------------------------   -------------------------------
   (Address of Principal Executive Offices)               (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:     NONE.

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK, NO
PAR VALUE PER SHARE

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that Islands Bancorp was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for past 90 days.  Yes  X    No
                                                                ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,153,990

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 25, 2003 WAS 441,735. THERE IS NO PUBLIC TRADING MARKET FOR THE COMPANY'S COMMON STOCK. BASED ON THE LAST SALE OF THE COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON DECEMBER 18, 2002 AT $10.00 PER SHARE, THE AGGREGATE MARKET VALUE OF THE COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES IS $4,417,350.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 652,705 SHARES OF COMMON STOCK WERE OUTSTANDING AS OF MARCH 25, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 22, 2003, are incorporated by reference into Part III.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER

PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . .   3

  ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . .  18

  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .  19

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . .  19

PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .  19

  ITEM 6.   MANAGEMENT'S PLAN OF OPERATION . . . . . . . . . . . . . .  19

  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . .  19

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . .  19

PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT  20

  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . .  20

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . .  20

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . .  21

  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . .  21

  ITEM 14.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . .  22

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

     Actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, without limitation:

     -    Lack of sustained growth in the economy of Beaufort County;

     - The inability of the Bank to achieve and maintain regulatory capital standards;

     -    Changes in the legislative and regulatory environment;

     - The effects of changes in interest rates on the level and composition of deposits, loan demand, the value of loan collateral, and interest rate risks; and

     - The effects of competition from commercial banks, thrifts, consumer finance companies, and other financial institutions operating in our market area and elsewhere.

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2002, the Beaufort County area was served by 16 banking and savings institutions with 57 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Lighthouse Community Bank, Wachovia Bank, N.A. and Bank of America, N.A.

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

     LENDING LIMITS. The Bank's lending activities are subject to a variety of lending limits imposed by federal law. Different limits apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank may loan any one borrower a maximum amount equal to either of the following:

     -    15% of the Bank's capital and surplus; or

     - 25% of its capital and surplus if the amount that exceeds 15% is fully secured by readily marketable collateral.

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

                                    EMPLOYEES

     At December 31, 2002, the Company and the Bank employed eight full-time employees and three part-time employees. Islands Bancorp does not have any employees other than its officers who are also employees of the Bank. The Company considers its relationship with its employees to be excellent.

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

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before doing any of the following:

     - Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the Bank's voting shares;

     -    Acquiring all or substantially all of the assets of any bank; or

     -    Merging or consolidating with any other bank holding company.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and has had continuous operations for five years. As a result, no bank holding company may acquire control of the Company or the Bank until after the fifth anniversary of the date that the Bank began business.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either of the following:

     - The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     - No other person owns a greater percentage of that class of voting securities immediately after the transaction.

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

     PERMITTED ACTIVITIES. Bank holding companies are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

     -    Banking or managing or controlling banks; and

     - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     -    Factoring accounts receivable;

     - Making, acquiring, brokering or servicing loans and usual related activities;

     -    Leasing personal or real property;

     - Operating a non-bank depository institution, such as a savings association;

     -    Trust company functions;

     -    Financial and investment advisory activities;

     -    Conducting discount securities brokerage activities;

     - Underwriting and dealing in government obligations and money market instruments;

     -    Providing specified management consulting and counseling activities;

     -    Performing selected data processing services and support services;

     - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     -    Performing selected insurance underwriting activities.

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

     Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     -    Lending, trust and other banking activities;

     - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     -    Providing financial, investment, or advisory services;

     - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     -    Underwriting, dealing in or making a market in securities;

     - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     -    Merchant banking through securities or insurance affiliates; and

     -    Insurance company portfolio investments.

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

ISLANDS COMMUNITY

     As a national bank, the Bank is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency. The Office of the Comptroller of the Currency regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The Office of the Comptroller of the Currency also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the following:

     - The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     - The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     The deposit operations of the Bank are subject to the following:

     - The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     - The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002, our ratio of total capital to risk-weighted assets was 24.1% and our ratio of Tier 1 Capital to risk-weighted assets was 23.0%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 21.1%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of the following:

     -    A bank's loans or extensions of credit to affiliates;

     -    A bank's investment in affiliates;

     - Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     - Loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     - A bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-:

     - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     -    the development of internal policies, procedures, and controls;

     -    the designation of a compliance officer;

     -    an ongoing employee training program; and

     -    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     - expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     -    notify FinCEN if an account or transaction is identified;

     -    designate a contact person to receive information requests;

     - limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     - maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     - notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     - takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     - limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     - maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     - are prohibited from providing correspondent accounts to foreign shell banks;

     - are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     - must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the Unites States designated to accept services of legal process;

     - must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

                        SELECTED STATISTICAL INFORMATION

     The response to this section of Item 1 is included in the Company's Annual Report to Shareholders, under the heading "Selected Statistical Information" at pages 7 through 16, and is incorporated herein by reference.

ITEM  2.     DESCRIPTION  OF  PROPERTIES

     Our main office is located adjacent to Beaufort Plaza at 2348 Boundary Street, Beaufort, South Carolina. We purchased a former Wachovia Bank office located at this site. The office is a one-story banking facility with approximately 7,600 square feet. We completed renovations of the main office building in November 2002. The total cost of the renovations was approximately $1,350,000.

     In addition, we purchased approximately 2.3 acres of land at 131 Sea Island Parkway on Lady's Island, South Carolina. Initially, we planned to construct our main office on this site. However, we decided to locate the main office at the Boundary Street location, because we believe it provides the Bank with greater visibility and is more accessible to our customers. We intend to keep the Lady's Island location as a future branch site. The Bank will be required to seek regulatory approval prior to establishing a branch at this location.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's Annual Report to Shareholders at page 16 and is incorporated herein by reference.

     The Company issued no unregistered securities during the fiscal year ended December 31, 2002.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 7, and is incorporated herein by reference.

ITEM 7.     FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 18 through 44, and are incorporated herein by reference.

     -    Report of Independent Certified Public Accountants

     -    Consolidated Balance Sheets as of December 31, 2002 and 2001

     - Consolidated Statements of Earnings for the Years Ended December 31, 2002 and 2001

     - Consolidated Statements of Comprehensive Income for the years December 31, 2002 and 2001

     - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2002 and 2001

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2002 and 2001

     -    Notes to Consolidated Financial Statements

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, under the following headings and are incorporated herein by reference.

     "Proposal 1: Election of Directors - Class I Nominated Directors, - Class III Continuing Directors and - Class II Continuing Directors" at pages 3 through 4.

     "Executive Officers" at page 6.

     "Section 16(a) Beneficial Ownership Reporting Compliance" at page 9.

ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, under the heading "Compensation" at pages 6 through 8, and are incorporated herein by reference.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are partially included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, under the heading "Security Ownership of Certain Beneficial Owners and Management" at pages 8 through 9, and are incorporated herein by reference.

     The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under the Islands Bancorp 2002 Stock Incentive Plan. This plan was approved by the Board of Directors of the Company on March 19, 2002 and was approved by the shareholders of the Company on April 23, 2002. The Company does not maintain any other equity compensation plans.

                                                                          Number of shares
                                                                      remaining available for
                       Number of securities to    Weighted-average     future issuance under
                       be issued upon exercise   exercise price of       the Plan (excludes
                       of outstanding options   outstanding options     outstanding options)
                       -----------------------  --------------------  ------------------------
Equity compensation
plans approved by
security holders                        38,081  $              10.00                    97,905
Equity compensation
plans not approved by
security holders                            --                   N/A                        --
Total                                   38,081  $              10.00                    97,905

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 22, 2003, under the headings "Certain Relationships and Related Transactions" at page 9 and "Compensation" at pages 6 through 8 and are incorporated herein by reference.

ITEM 13.     EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB

(a)     Exhibits


Exhibit
Number         Exhibit
------         -------

3.1            Articles of Incorporation(1)

3.2            Bylaws(1)

4.1            Specimen Stock Certificate(1)

4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1* Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B. Gossett(1)

10.2           Form of Organizers Warrant Agreement(1)

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

Exhibit
Number         Exhibit
------         -------

10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001(3)

13.1 Islands Bancorp 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report

22.1           Subsidiaries of Islands Bancorp

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.

(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed March 30, 2001.

(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed April 1, 2002.

(b)  Reports on Form 8-K filed in the fourth quarter of 2002: None.


ITEM 14.     CONTROLS AND PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as a date within 90 days prior to the date of this report (the "Evaluation Date"), our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rules 13a-14 and 15d-14. Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. There were no significant changes in internal controls, or to management's knowledge, in other factors that could significantly affect those internal controls subsequent to the Evaluation Date, and there has been no corrective action with respect to significant deficiencies or material weaknesses.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Islands Bancorp has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ISLANDS BANCORP


                                    By:    /s/ William B. Gossett
                                           -------------------------------------
                                           William B. Gossett
                                           President and Chief Executive Officer

                                    Date:  March 24, 2003


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

        SIGNATURE                        TITLE                       DATE
        ---------                        -----                       ----


  /s/ Louis O. Dore             Director                          March 25, 2003
-----------------------------
      Louis O. Dore


  /s/ Paul M. Dunnavant, III    Treasurer and Director            March 25, 2003
  ---------------------------
      Paul M. Dunnavant, III


                                Vice President and Director       ______________
  ---------------------------
      Martha B. Fender


  /s/ Daryl A. Ferguson         Director                          March 25, 2003
  ---------------------------
      Daryl A. Ferguson

                                Chairman of the Board of          ______________
  ---------------------------   Directors
  D. Martin Goodman


  /s/ William B. Gossett        President, Chief Executive        March 24, 3003
  ---------------------------   Officer and Director*
      William B. Gossett


  /s/ Stancel E. Kirkland, Sr.  Director                          March 24, 2003
  ----------------------------
      Stancel E. Kirkland, Sr.


                                Director                          ______________
  ----------------------------
      Carl E. Lipscomb


  /s/ Edward J. McNeil, Jr.     Secretary and Director            March 24, 2003
  ----------------------------

      Edward J. McNeil, Jr.


  /s/ Frances K. Nicholson      Director                          March 26, 2003
  ----------------------------
      Frances K. Nicholson


  /s/ Narayan Shenoy            Director                          March 25, 2003
  ----------------------------
      Dr. Narayan Shenoy


  /s/ J. Frank Ward             Director                          March 24, 2003
  ----------------------------
      J. Frank Ward


                                 Director                          _____________
  ----------------------------
      Bruce K. Wyles

_____________________________
*  Principal executive, financial and accounting officer.

                                  CERTIFICATION


     I, William B. Gossett, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Islands Bancorp (the "Registrant");

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, base on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 26, 2003               /s/ William B. Gossett
                                   ------------------------------------------
                                   William B. Gossett
                                   President, Chief Executive Officer and
                                   Principal Financial and Accounting Officer

                                  EXHIBIT INDEX
                                  -------------



Exhibit
Number         Exhibit
------         -------

3.1            Articles of Incorporation(1)

3.2            Bylaws(1)

4.1            Specimen Stock Certificate(1)

4.2 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the common stock

10.1* Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B. Gossett(1)

10.2           Form of Organizers Warrant Agreement(1)

10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General Partnership(1)

10.4           Reserved.

10.5 Escrow Agreement dated November 23, 1999 between Islands Bancorp and The Bankers Bank(1)

10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001(3)

13.1 Islands Bancorp 2002 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report

Exhibit
Number         Exhibit
------         -------

22.1           Subsidiaries of Islands Bancorp

24.1 Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB

99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________________
*    Compensatory plan or arrangement.

(1) Incorporated herein by reference to exhibit of same number to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999, as amended.

(2) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed March 30, 2001.

(3) Incorporated herein by reference to exhibit of same number to the Company's Annual Report on Form 10-KSB filed April 1, 2002.