Form 10QSB
period 2003-03-31
ISLANDS BANCORP
filed 2003-05-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003.

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

              2348 Boundary Street, Beaufort, SC 29902
     ---------------------------------------------------------------
                  (Address of Principal Executive Offices)

                               (843) 521-1968
              ------------------------------------------------
              (Issuer's Telephone Number, Including Area Code)

              2348 Boundary Street, Beaufort, SC 29903-6240
              ------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report)

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

	Common stock, no par value per share, 652,705 shares outstanding as of May 14, 2003.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                       March 31,    December 31,
------                                          2003          2002
                                            -----------    ----------

Cash and due from banks                     $   471,130   $   394,484
Federal funds sold, net                         556,000        -  -
                                            -----------   -----------
 Total cash and cash equivalents            $ 1,027,130   $   394,484
Securities:
Available-for-sale, at fair value             2,505,943     1,334,763
Loans, net                                   20,799,356    18,872,582
Property and equipment, net                   2,824,571     2,858,610
Other assets                                  1,223,935       559,591
                                            -----------   -----------
 Total Assets                               $28,380,935   $24,020,030
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 2,223,726   $ 1,563,515
Interest bearing deposits                    20,954,291    16,926,102
                                            -----------   -----------
  Total deposits                            $23,178,017   $18,489,617
Federal funds purchased and borrowings             - -        308,000
Other liabilities                                93,807        88,529
                                            -----------   -----------
 Total liabilities                          $23,271,824   $18,886,146
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,112,320)   (1,086,429)
Accumulated other comprehensive loss              8,370         7,252
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,109,111   $ 5,133,884
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $28,380,935   $24,020,030
                                            ===========   ===========

             Refer to notes to the financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2003           2002
                                                ----           ----
Interest income                              $ 381,769      $ 168,918
Interest expense                               140,135         36,700
                                             ---------      ---------
Net interest income                          $ 241,634      $ 132,218

Provision for loan losses                       20,382         28,640
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 221,252      $ 103,578
                                             ---------      ---------
Other income:
 Service fees on deposit accounts            $  38,060      $  15,187
 Miscellaneous, other                            1,441            215
                                             ---------      ---------
   Total other income                        $  39,501      $  15,402
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 168,617      $ 133,968
 Depreciation expense                           34,499         14,992
 Data processing                                27,924         20,893
 Rent expense                                     - -          12,825
 ATM machine expense                             6,700          9,585
 Advertising and public relations                2,286          6,338
 Utilities and telephone                         6,269          4,337
 Legal & professional                           11,385          9,549
 Other operating expenses                       44,250         31,280
                                             ---------      ---------
  Total operating expenses                   $ 301,930      $ 243,767
                                             ---------      ---------

Loss before income tax                       $ (41,177)     $(124,787)
Income tax (benefit)                           (15,286)       (46,900)
                                             ---------      ---------

Net (loss)                                   $ (25,891)     $ (77,887)
                                             =========      =========

Basic (loss) per share                       $    (.04)     $    (.12)
                                             =========      =========

Diluted (loss) per share                     $    (.04)     $    (.12)
                                             =========      =========

          Refer to notes to the financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the three-month
                                               period ended March 31,
                                          ------------------------------
                                              2003               2002
                                              ----               ----
Net cash used by operating activities     $   (628,958)    $     41,050
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $ (1,239,678)    $     ----
 Securities paydowns, calls, maturities         68,498          101,132
 Increase in loans                          (1,947,156)      (2,481,517)
 Purchase of fixed assets                         (460)         (71,597)
                                          ------------     ------------
Net cash used in investing activities     $ (3,118,796)    $ (2,451,982)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $  4,688,400     $  4,522,623
 Decrease in federal funds purchased          (308,000)      (1,000,000)
                                          ------------     ------------
Net cash provided
 from financing activities                $  4,380,400     $  3,522,623
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $    632,646     $  1,111,691
Cash and cash equivalents,
 beginning of period                           394,484          464,139
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  1,027,130     $  1,575,830
                                          ============     ============

                      Refer to notes to the financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2002 AND 2003
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2001               652,705   $ 6,213,061  $  (848,572)  $     515  $ 5,363,974
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
--------------------
Net income,
 three-month
 period ended
 March 31, 2002       - -           - -        (77,887)      - -        (77,887)

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2002       - -           - -          - -           749          749
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -          - -         (77,887)        749      (77,138)
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2002               652,705   $ 6,213,061  $  (926,459)  $     234  $ 5,286,836
                  =========    ==========   ==========    ========   ==========

-------------------------------------------------------------------------------

Balance,
 December 31,
 2002               652,705   $ 6,213,061  $(1,086,429)  $   7,252  $ 5,133,884
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2003                 - -           - -        (25,891)      - -        (25,891)

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2003       - -           - -          - -         1,118        1,118
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        (25,891)      - -        (24,773)
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2003               652,705   $ 6,213,061  $(1,112,320)  $   8,370  $ 5,109,111
                  =========    ==========   ==========    ========   ==========


         Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2003


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2002.


NOTE 2 - SUMMARY OF ORGANIZATION

	Islands Bancorp (the "Company") is a one-bank holding company with respect to Islands Community Bank, N.A., Beaufort, South Carolina (the "Bank"). The Company was incorporated July 23, 1999, and its principal operations commenced when the Bank opened for business on July 9, 2001. The Bank is engaged in the business of gathering and obtaining customers' deposits and providing commercial, consumer and real estate loans to the general public.


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2001, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others." SOP 01-6 reconciles the specialized accounting and financial reporting guidance in the existing Banks and Savings Institutions Guide, Audits of Credit Unions Guide, and Audits of Finance Companies Guide. The SOP eliminates differences in accounting and disclosure established by the respective guides and carries forward accounting guidance for transactions determined to be unique to certain financial institutions. Adoption of this pronouncement has not had a material impact on the Company's results of operations or financial position.

	In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, "Acquisitions of Certain Financial Institutions," which addresses accounting for the acquisition of certain financial institutions. The provisions of SFAS No. 147 rescind the specialized accounting guidance in paragraph 5 of SFAS No. 72 and would require unidentifiable intangible assets to be reclassified to goodwill if certain criteria are met. Financial institutions meeting the conditions outlined in SFAS No. 147 will be required to restate previously issued financial statements after September 30, 2002. The adoption of SFAS No. 147 has had no material impact on the Company's results of operations or financial position.

	In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, this statement amended the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the chosen method on reporting results. The provisions of SFAS No. 148 are effective for annual periods ending December 15, 2002, and for interim periods beginning after December 15, 2002.

	In November 2002, FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It addresses the accounting for the stand-ready obligation under guarantees. A guarantor is required to recognize a liability with respect to its stand-ready obligation under the guarantee even if the probability of future payments under the guarantee is remote. The initial liability will be measured as the fair value of the stand-ready obligation. Additionally, the Interpretation addresses the disclosure requirements for guarantees including the nature and terms of the guarantees, maximum potential for future amounts and the carrying amount of the liabilities. The disclosure requirements are effective for interim and annual financial statements ending after December 15, 2002. The initial recognition and measurement provisions are effective for all guarantees within the scope of Interpretation 45 issued or modified after December 31, 2002. Commercial letters of credit and other loan commitments, which are commonly thought of as guarantees of funds were not included in the scope of interpretation. The Company has made relevant disclosures in the current year financial statements. The Company does not expect the adoption of Interpretation No. 45 to have a material impact on its financials.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

	Total assets increased by $4.4 million, from $24.0 million at December 31, 2002 to $28.4 million at March 31, 2003. More specifically, cash and cash equivalents increased by $.6 million, from $.4 million at December 31, 2002 to $1.0 million at March 31, 2003; securities increased by $1.2 million, from $1.3 million at December 31, 2002 to $2.5 million at March 31, 2003; loans increased by $1.9 million, from $18.9 million at December 31, 2002 to $20.8 million at March 31, 2003; property and equipment decreased slightly for depreciation; and all other remaining assets increased by $.6 million, from $.6 million at December 31, 2002 to $1.2 million at March 31, 2003. To fund the growth in assets, deposits increased by $4.7 million, from $18.5 million at December 31, 2002 to $23.2 million at March 31, 2003; federal funds purchased decreased by $.3 million, from $.3 million at December 31, 2002 to no federal funds purchased at March 31, 2003; and the capital accounts decreased by less than $.1 million.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.0 million, representing 3.6% of total assets. Investment securities, which amounted to $2.5 million, or 8.8% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                             March 31, 2003       by the OCC
                             --------------      ----------------
     Leverage ratio               19.2%                4.0%
     Risk weighted ratio          23.4%                8.0%


Results of Operations
---------------------

	For the three-month period ended March 31, 2003, net (loss) amounted to $(25,891), or $(.04) per both basic and diluted share. For the three-month period ended March 31, 2002, net (loss) amounted to $(77,887) or $(.12) per both basic and diluted share. The primary reasons for the improvement in income for the three-month period ended March 31, 2003 when compared with the three-month period ended March 31, 2002 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $168,918 for the three-month period ended March 31, 2002 to $381,769 for the three-month period ended March 31, 2003, an increase of $212,851. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $36,700 for the three-month period ended March 31, 2002 to $140,135 for the three-month period ended March 31, 2003, an increase of $103,435. Because the growth in interest income during the three-month period ended March 31, 2003 out-paced the increase in cost of funds, net interest income grew from $132,218 for the three-month period ended March 31, 2002 to $241,634 for the three-month period ended March 31, 2003.

     Net interest yield, defined as net interest income divided by average interest earnings assets, decreased from 5.56% during the three-month period ended March 31, 2002 to 4.31% during the three-month period ended March 31, 2003. The decline is due to two factors: (i) Rates in general have declined in the past year in response to monetary actions undertaken by the Federal Reserve Board, and (ii) capital, a "free" source of funds for the Bank represented 39.5% of the total sources of funds for the March 31, 2002 calendar quarter, while it represented only 18.0% for the March 31, 2003 calendar quarter. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2003.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $ 1,231           $  3              1.14%
         Securities           1,393             15              4.30%
         Loans               19,858            364              7.32%
                             ------            ---              ----
            Total           $22,482           $382              6.80%
                             ======            ---              ----

         Federal funds      $    43           $ --              1.44%
         Transactional
           accounts           3,370             15              1.73%
         Savings                260              1               .92%
         CD's                15,624            124              3.17%
                             ------            ---              ----
            Total           $19,297           $140              2.90%
                             ======            ---              ----

         Net interest income                  $242
                                               ===

         Net yield on earnings assets                           4.31%
                                                                ====

b. For the three-month period ended March 31, 2003, non-interest income amounted to $39,501, or .60% of average assets. By comparison, non-interest income for the three-month period ended March 31, 2002 amounted to $15,402, or .51% of average assets. The majority of the increase was caused by the increase in transactional account volume.

c. For the three-month period ended March 31, 2003, non-interest expense amounted to $301,930, or 4.57% of average assets. By comparison, for the three-month period ended March 31, 2002, non-interest expense amounted to $243,767, or 8.12% of average assets. On a percentage basis, the decrease from 8.12% for the three-month period ended March 31, 2002 to 4.57% for the three-month period ended March 31, 2003 is significant. This decrease is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for three-month periods ended March 31, 2003 and 2002 amounted to $20,382 and $28,640, respectively. Had the provision been raised during the March 31, 2003 quarter to equalize with the March 31, 2002 quarter, net loss for the March 31, 2003 quarter would have increased, net of tax effect, from $(25,891) to $(31,341). On a per share basis, this increase in net loss represents $.01.

     During the three-month period ended March 31, 2003, the allowance for loan losses increased by $20,382, to $241,606. The allowance for loan losses as a percentage of gross loans declined from 1.16% at December 31, 2002 to 1.15% at March 31, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

     The Company is not aware of any current recommendation by the regulatory authorities which, if it was to be implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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



ITEM 3 - CONTROLS AND PROCEDURES
------   -----------------------

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


Date: May 14, 2003       BY:  /s/ William B. Gossett
      ---------------         ----------------------------------
                              William B. Gossett
                              President and Chief Executive Officer
                              (principal executive and financial officer)



                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
-------   -----------------------------------------

         This item is not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

         This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-month period ended March 31, 2003.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

         A member of the Board of Directors, Mr. Avery Cleland, resigned from the Company's and the Bank's Board effective February 10, 2003.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

  (a) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 99.1 hereto.

  (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2003.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: May 14, 2003          BY:  /s/ William B. Gossett
      ---------------            --------------------------------
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

By:  /s/ William B. Gossett
     ------------------------------------
     William B. Gossett
     President and Chief Executive Officer
     (principal executive and financial officer)
     May 14, 2003