Form 10QSB
period 2003-06-30
ISLANDS BANCORP
filed 2003-08-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2003.

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

	Common stock, no par value per share, 652,705 shares outstanding as of July 31, 2003.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                        June 30,    December 31,
------                                          2003          2002
                                            -----------    ----------

Cash and due from banks                     $   484,960   $   394,484
Federal funds sold                               -  -          -  -
                                            -----------   -----------
 Total cash and cash equivalents            $   484,960   $   394,484
Securities:
Available-for-sale, at fair value             3,009,554     1,334,763
Loans, net                                   22,773,135    18,872,582
Property and equipment, net                   2,979,296     2,858,610
Other assets                                    496,439       559,591
                                            -----------   -----------
 Total Assets                               $29,743,384   $24,020,030
                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 2,787,081   $ 1,563,515
Interest bearing deposits                    21,402,232    16,926,102
                                            -----------   -----------
  Total deposits                            $24,189,313   $18,489,617
Federal funds purchased                         339,000       308,000
Other liabilities                               118,411        88,529
                                            -----------   -----------
 Total liabilities                          $24,646,724   $18,886,146
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,123,293)   (1,086,429)
Accumulated other comprehensive income            6,892         7,252
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,096,660   $ 5,133,884
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $29,743,384   $24,020,030
                                            ===========   ===========

         Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                               (UNAUDITED)


                                      For the three-month
                                     period ended June 30,
                                   -------------------------
                                      2003           2002
                                      ----           ----
Interest income                    $ 418,496      $ 245,802
Interest expense                     147,894         67,710
                                    --------       --------
Net interest income                $ 270,602      $ 178,092

Provision for loan losses             25,022         40,676
                                    --------       --------
Net interest income
 after provision for loan losses   $ 245,580      $ 137,416
                                    --------       --------
Other income:
 Service fees on deposit accounts  $  41,762      $  16,794
 Miscellaneous, other                  1,154            672
                                    --------       --------
   Total other income              $  42,916      $  17,466
                                    --------       --------

Other expenses:
 Salaries and benefits             $ 158,137      $ 146,463
 Depreciation expense                 35,834         16,553
 Data processing                      26,143         22,502
 Rent expense                         -  -           12,825
 ATM machine expense                   7,280         10,458
 Advertising and public relations      3,298          4,836
 Utilities and telephone               7,321          3,945
 Legal and professional               22,954         12,787
 Other operating expenses             45,021         36,081
                                    --------       --------
  Total operating expenses         $ 305,988      $ 266,450
                                    --------       --------

Loss before income tax (benefit)   $ (17,492)     $(111,568)
Income tax (benefit)                  (6,519)       (43,365)
                                    --------       --------

Net (loss)                         $ (10,973)     $ (68,203)
                                    ========       ========

Basic (loss) per share             $    (.02)     $    (.10)
                                    ========       ========

Diluted (loss) per share           $    (.02)     $    (.10)
                                    ========       ========


     Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                     BEAUFORT, SOUTH CAROLINA
               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                       For the six-month
                                     period ended June 30,
                                   -------------------------
                                      2003           2002
                                      ----           ----
Interest income                    $ 800,265      $ 414,720
Interest expense                     288,029        104,410
                                    --------       --------
Net interest income                $ 512,236      $ 310,310
Provision for loan losses             45,404         69,316
                                    --------       --------
Net interest income
 after provision for loan losses   $ 466,832      $ 240,994
                                    --------       --------

Other income:
 Service fees on deposit accounts  $  79,822      $  31,981
 Miscellaneous, other                  2,595            887
                                    --------       --------
   Total other income              $  82,417      $  32,868
                                    --------       --------

Other expenses:
 Salaries and benefits             $ 326,754      $ 280,431
 Depreciation expense                 70,333         31,545
 Data processing                      54,067         43,395
 Rent expense                         -  -           25,650
 ATM machine expense                  13,980         20,043
 Advertising and public relations      5,584         11,174
 Utilities and telephone              13,590          8,282
 Legal and professional               34,339         22,336
 Other operating expenses             89,271         67,361
                                    --------       --------
  Total operating expenses         $ 607,918      $ 510,217
                                    --------       --------

Loss before income tax (benefit)   $ (58,669)     $(236,355)
Income tax (benefit)                 (21,805)       (90,265)
                                    --------       --------

Net (loss)                         $ (36,864)     $(146,090)
                                    ========       ========

Basic (loss) per share             $    (.06)     $    (.22)
                                    ========       ========

Diluted (loss) per share           $    (.06)     $    (.22)
                                    ========       ========


   Refer to notes to the consolidated financial statements.



                        ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (UNAUDITED)


                                             For the six-month
                                            period ended June 30,
                                        ------------------------------
                                             2003              2002
                                             ----              ----
Net cash (used in) operating activities $    219,430       $  (496,159)
                                         -----------        ----------
Cash flows from investing activities:
 Securities paydowns, calls, maturities $    317,195       $   113,606
 Purchase of securities, AFS              (2,015,957)         (500,000)
 Increase in loans                        (3,969,869)       (6,122,220)
 Purchase of fixed assets                   (191,019)          (78,598)
                                         -----------        ----------
Net cash used in investing activities   $ (5,859,650)      $(6,587,212)
                                         -----------        ----------

Cash flows from financing activities:
 Increase in deposits                   $  5,699,696       $ 8,646,693
 Increase in federal funds purchased          31,000        (1,000,000)
                                         -----------        ----------
Net cash provided
 by financing activities                $  5,730,696       $ 7,646,693
                                         -----------        ----------

Net increase in
 cash and cash equivalents              $     90,476       $   563,322
Cash and cash equivalents,
 beginning of period                         394,484           464,139
                                         -----------        ----------
Cash and cash equivalents,
 end of period                          $    484,960       $ 1,027,461
                                         ===========        ==========


        Refer to notes to the consolidated financial statements.



                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2002 AND 2003
                                (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount       Deficit      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2001               652,705   $ 6,213,061   $ (848,572)  $    (515) $ 5,363,974
                  ---------    ----------    ---------    --------   ----------

Comprehensive Income:
--------------------
Net (loss),
 six-month
 period ended
 June 30, 2002        - -           - -       (146,090)      - -       (146,090)

Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30, 2002        - -           - -          - -         5,669        5,669
                  ---------    ----------    ---------    --------   ----------

Total comprehensive
 income/(loss)        - -          - -        (146,090)      5,669     (140,421)
                  ---------    ----------    ---------    --------   ----------

Balance,
 June 30,
 2002               652,705   $ 6,213,061   $ (994,662)  $   5,154  $ 5,223,553
                  =========    ==========    =========    ========   ==========

---------------------------------

Balance,
 December 31,
 2002               652,705  $ 6,213,061   $(1,086,429)  $   7,252  $ 5,133,884
                  ---------    ---------    ----------    --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 six-month
 period ended
 June 30,
 2003                 - -          - -         (36,864)      - -        (36,864)
                  ---------   ----------    ----------    --------   ----------

Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30, 2003        - -           - -          - -          (360)        (360)
                  ---------   ----------    ----------    --------   ----------

Total comprehensive
 (loss)               - -          - -         (36,864)       (360)     (37,224)
                  ---------   ----------    ----------    --------   ----------

Balance,
 June 30,
 2003               652,705  $ 6,213,061   $(1,123,293)  $   6,892  $ 5,096,660
                  =========   ==========    ==========    ========   ==========


         Refer to notes to the consolidated financial statements.



                            ISLANDS BANCORP
                       BEAUFORT, SOUTH CAROLINA
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                            JUNE 30, 2003



NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2002.


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



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	Total assets increased by $5.7 million, from $24.0 million at December 31, 2002 to $29.7 million at June 30, 2003. More specifically, cash and cash equivalents, which includes cash on hand and cash due from banks, increased by $.1 million, from $.4 million at December 31, 2002 to $.5 million at June 30, 2003; securities increased by $1.7 million, from $1.3 million at December 31, 2002 to $3.0 million at June 30, 2003; loans increased by $3.9 million, from $18.9 million at December 31, 2002 to $22.8 million at June 30, 2003; property and equipment increased by $.1 million, from $2.9 million at December 31, 2002 to $3.0 million at June 30, 2003; and all other remaining assets decreased by $.1 million, from $.6 million at December 31, 2002 to $.5 million at June 30, 2003. To fund the growth in assets, deposits increased by $5.7 million, from $18.5 million at December 31, 2002 to $24.2 million at June 30, 2003; all other liabilities remained constant at $.5 million, and the capital accounts also remained constant at $5.1 million.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The
June 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $.5 million, representing
1.6% of total assets. Investment securities, which amounted to $3.0 million, or 10.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                        June 30, 2003          by the OCC
                        -------------       ----------------
Leverage ratio               18.3%                4.0%
Risk weighted ratio          23.0%                8.0%


Results of Operations
---------------------

	For the three-month period ended June 30, 2003, net (loss) amounted to $(10,973), or $(.02) per both basic and diluted share. For the three-month period ended June 30, 2002, net (loss) amounted to $(68,203), or $(.10) per both basic and diluted share. The reasons for the improvement in the results of operations for the three-month period ended June 30, 2003 vis-a-vis the results obtained during the three-month period ended June 30, 2002 are as follows:

   (a) Net interest income increased from $178,092 for the three-month period ended June 30, 2002 to $270,602 during the three-month period ended June 30, 2003, an increase of approximately $92,510. The main reason for the above increase centers on the fact that average earnings assets have increased by $12.5 million, from $11.3 million (2002) to $23.8 million (2003).

   (b) Non-interest income for the three-month periods ended June 30, 2003 and 2002 amounted to $42,916 and $17,466, respectively. As a percent of average assets, non-interest income has increased from .51% for the three-month period ended June 30, 2002 to .62% for the three-month period ended June 30, 2003.

   (c) Non-interest expense has increased from $266,450 for the three-month period ended June 30, 2002 to $305,988 for the three-month period ended June 30, 2003. As a percent of average assets, however, non-interest expense has declined from 7.75% for the 2002 period to 4.42% for the 2003 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

	For the six-month period ended June 30, 2003, net (loss) amounted to $(36,864), or $(.06) per both basic and diluted share. For the six-month period ended June 30, 2002, net (loss) amounted to $(146,090), or $(.22) per both basic and diluted share. The primary reasons for the improvement in income for the six-month period ended June 30, 2003 when compared with the six-month period ended June 30, 2002 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $414,720 for the six-month period ended June 30, 2002 to $800,265 for the six-month period ended June 30, 2003, an increase of $385,545. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $104,410 for the six-month period ended June 30, 2002 to $288,029 for the six-month period ended June 30, 2003, an increase of $183,619. Because the growth in interest income during the six-month period ended June 30, 2003 out-paced the increase in the cost of funds, net interest income grew from $310,310 for the six-month period ended June 30, 2002 to $512,236 for the six-month period ended June 30, 2003.

     Net interest yield, defined as net interest income divided by average interest earnings assets, decreased from 5.49% during the six-month period ended June 30, 2002 to 4.30% during the six-month period ended
     June 30, 2003. The decline is due to two factors: (i) rates in general have declined in the past year in response to monetary actions undertaken by the Federal Reserve Board, and (ii) capital, a "free" source of funds for the Bank represented 29.9% of the total sources of funds at June 30, 2002, while it represented only 17.1% at June 30, 2003. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2003.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $ 1,081           $  6              1.11%
         Securities           1,928             36              3.73%
         Loans               20,810            758              7.29%
                             ------            ---              ----
            Total           $23,819           $800              6.72%
                             ======            ---              ----

         Federal funds      $    34           $  1              1.41%
         Transactional
           accounts           3,626             31              1.71%
         Savings                315              2               .95%
         CD's                16,284            254              3.12%
                             ------            ---              ----
            Total           $20,259           $288              2.84%
                             ======            ---              ----

         Net interest income                  $512
                                               ===

         Net yield on earnings assets                           4.30%
                                                                ====

b. For the six-month period ended June 30, 2003, non-interest income amounted to $82,417, or .60% of average assets. By comparison, non-interest income for the six-month period ended June 30, 2002 amounted to $32,868, or .48% of average assets. The majority of the increase was caused by the increase in transactional account volume.

c. For the six-month period ended June 30, 2003, non-interest expense amounted to $607,918, or 4.39% of average assets. By comparison, for the six-month period ended June 30, 2002, non-interest expense amounted to $510,217, or 7.42% of average assets. On a percentage basis, the decrease from 7.42% for the six-month period ended June 30, 2002 to 4.39% for the six-month period ended June 30, 2003 is significant. This decrease is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for six-month periods ended June 30, 2003 and 2002 amounted to $45,404 and $69,316, respectively. Had the provision been raised for the six-month period ended June 30, 2003 to equalize with the six-month period ended June 30, 2002, net loss for the 2003 period would have increased, net of tax effect, from $(36,864) to $(52,646). On a per share basis, this increase in net loss represents $(.02).

     During the six-month period ended June 30, 2003, the allowance for loan losses increased by $39,404, to $260,628. The allowance for loan losses as a percentage of gross loans declined from 1.16% at December 31, 2002 to 1.13% at June 30, 2003. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



                       PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.
         ------------------------------------------

         This item is not applicable.


Item 3.  Controls And Procedures
         -----------------------

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The 2003 Annual Meeting of Shareholders of the Company was held on April 22, 2003. At the meeting, the following persons were elected as Class I directors to serve for a term of three years and until their successors are elected as qualified: William B. Gossett, Louis O. Dore, Martha B. Fender and D. Martin Goodman.

The number of votes cast for, against and withheld with respect to the election of each nominee for Class I director was as follows:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
William B. Gossett            425,799      - -         - -
Louis O. Dore                 425,799      - -         - -
Martha B. Fender              425,799      - -         - -
D. Martin Goodman             425,799      - -         - -

In addition, the shareholders approved the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2002. The number of votes cast for, against and withheld with respect to the approval of the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2002 was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              423,667      - -      2,132

No other matters were presented or voted on at the 2003 Annual Meeting of Shareholders.

The following persons did not stand for reelection at the 2003 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
Paul M. Dunnavant, III, Edward J. McNeil, Jr., Frances K. Nicholson, Carl E. Lipscomb, Narayan Shenoy, J. Frank Ward, Bruce K. Wyles, Daryl A. Ferguson, and Stancel E. Kirkland, Jr.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2003.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: August 13, 2003       BY:  /s/ William B. Gossett
      ---------------            --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)