Form 10QSB
period 2003-09-30
ISLANDS BANCORP
filed 2003-11-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2003.

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

	Common stock, no par value per share, 652,705 shares outstanding as of November 11, 2003.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                     September 30,  December 31,
------                                          2003          2002
                                            -----------    ----------

Cash and due from banks                     $   726,782   $   394,484
Federal funds sold                              622,000        -  -
                                            -----------   -----------
 Total cash and cash equivalents            $ 1,348,782   $   394,484
Securities:
Available-for-sale, at fair value             2,569,348     1,334,763
Loans, net                                   24,188,084    18,872,582
Property and equipment, net                   2,969,741     2,858,610
Other assets                                    474,095       559,591
                                            -----------   -----------
 Total Assets                               $31,550,050   $24,020,030
                                            ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 3,230,602   $ 1,563,515
Interest bearing deposits                    22,056,558    16,926,102
                                            -----------   -----------
  Total deposits                            $25,287,160   $18,489,617
FHLB advances                                 1,000,000        -  -
Federal funds purchased                          -  -         308,000
Other liabilities                               155,426        88,529
                                            -----------   -----------
 Total liabilities                          $26,442,586   $18,886,146
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,092,172)   (1,086,429)
Accumulated other comprehensive income          (13,425)        7,252
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,107,464   $ 5,133,884
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $31,550,050   $24,020,030
                                            ===========   ===========

         Refer to notes to the consolidated financial statements.



                              ISLANDS BANCORP
                         BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                        FOR THE THREE-MONTHS ENDED


                                                September 30,
                                         -------------------------
                                             2003           2002
                                         ----------     ----------
Interest income                          $  470,216     $  295,079
Interest expense                            141,186        101,019
                                          ---------      ---------
Net interest income                         329,030        194,060

Provision for loan losses                    27,709         35,680
                                          ---------      ---------

Net interest income
 after provision for loan losses         $  301,321     $  158,380
                                          ---------      ---------

Service charges on deposit accounts      $   47,725     $   22,793
Other income                                  5,106            399
                                          ---------      ---------
Total other income                       $   52,831     $   23,192
                                          ---------      ---------

Salaries and benefits                    $  170,914     $  148,908
Depreciation expense                         36,005         15,219
Data processing                              26,764         22,304
Rent expense                                  1,000         12,825
ATM machine expense                           5,976          2,871
Advertising and public relations              2,994          7,673
Utilities and telephone                       7,802          4,883
Legal and professional                       12,267         11,114
Other operating expenses                     41,546         32,526
                                          ---------      ---------
 Total other expenses                    $  305,268     $  258,323
                                          ---------      ---------

Net income before taxes                  $   48,884     $  (76,751)
Income tax expense                           17,763        (28,484)
                                          ---------      ---------

Net income                               $   31,121     $  (48,267)
                                          =========      =========

Basic income per share                   $      .05     $     (.07)
                                          =========      =========

Diluted income per share                 $      .05     $     (.07)
                                          =========      =========


       Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATION (UNAUDITED)
                        FOR THE NINE-MONTHS ENDED


                                                September 30,
                                         -------------------------
                                             2003           2002
                                         ----------     ----------
Interest income                          $1,270,481     $ 709,799
Interest expense                            429,215       205,429
                                          ---------      ---------
Net interest income                         841,266       504,370

Provision for loan losses                    73,113       104,996
                                          ---------      ---------

Net interest income after
 provision for loan losses               $  768,153     $ 399,374
                                          ---------      ---------

Service charges on deposit accounts      $  127,547     $  54,774
Other income                                  7,701         1,286
                                          ---------      --------
Total other income                       $  135,248     $  56,060
                                          ---------      --------

Salaries and benefits                    $  497,668     $ 429,339
Depreciation expense                        106,338        46,764
Data processing                              80,831        65,699
Rent expense                                  1,000        38,475
ATM machine expense                          19,956        22,914
Advertising and public relations              8,578        18,847
Utilities and telephone                      21,392        13,165
Legal and professional                       46,606        33,450
Other operating expenses                    130,817        99,887
                                          ---------      --------
 Total other expenses                    $  913,186     $ 768,540
                                          ---------      --------

Net (loss) before taxes                  $   (9,785)    $(313,106)
Income tax (benefit)                         (4,042)     (118,749)
                                          ---------      --------

Net (loss)                               $   (5,743)    $(194,357)
                                          =========      ========

Basic (loss) per share                   $     (.01)    $    (.30)
                                          =========      ========

Diluted (loss) per share                 $     (.01)    $    (.30)
                                          =========      ========


           Refer to notes to the consolidated financial statements.



                          ISLANDS BANCORP
                     BEAUFORT, SOUTH CAROLINA
           CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                              For the nine-month
                                          period ended September 30,
                                        ----------------------------
                                            2003            2002
                                        ------------    ------------
Cash flows provided by
 operating activities                   $    339,601    $     (7,934)
                                         -----------     -----------

Cash flows from investing activities:
 Purchase of securities                 $ (2,015,957)   $   (600,000)
 Maturities, calls, paydowns, securities     747,195         415,523
 Increase in loans                        (5,388,615)     (9,204,355)
 Purchase of fixed assets                   (217,469)     (1,044,822)
                                         -----------     -----------
Net cash used in investing activities   $ (6,874,846)   $(10,433,654)
                                         -----------     -----------

Cash flows from financing activities:
 Increase in deposits                   $  6,797,543    $ 11,833,788
 Increase in borrowings
  and in federal funds purchased             692,000      (1,000,000)
                                         -----------     -----------
Net cash provided
 from financing activities              $  7,489,543    $ 10,833,788
                                         -----------     -----------

Net increase in cash
 and cash equivalents                   $    954,298    $    392,200
Cash and cash equivalents,
 beginning of period                         394,484         464,139
                                         -----------     -----------
Cash and cash equivalents,
 end of period                          $  1,348,782    $    856,339
                                         ===========      ==========


         Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                           BEAUFORT, SOUTH CAROLINA
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
         FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2003

                                                        Accumulated
                         Common Stock                    Other
                       ------------------                Compre-
                       No. of    Common       Retained   hensive
                       Shares    Stock        (Deficit)  (Loss)      Total
                       ------   ---------     --------   ------      -----

Balance,
 December 31,
 2001                   652,705 $6,213,061 $  (848,572) $     (515)$ 5,363,974
                      ---------  ---------  ----------   ---------  ----------

Comprehensive income:
---------------------
Net loss,
 nine-month
 period ended
 Sept 30, 2002           --          --        (194,357)    --        (194,357)

Net unrealized
 loss on securities,
 nine-month
 period ended
 Sept 30, 2002            --          --         --           (904)       (904)
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 income                  --          --        (194,357)      (904)   (195,261)
                      ---------  ---------  ----------   ---------  ----------

Balance,
 Sept 30,
 2002                   652,705 $6,213,061 $(1,042,929) $   (1,419)$ 5,168,713
                      =========  =========  ==========   =========  ==========

-------------------------------------------

Balance,
 December 31,
 2002                   652,705 $6,213,061 $(1,086,429) $    7,252 $ 5,133,884
                      ---------  ---------  ----------   ---------  ----------

Comprehensive income:
---------------------
Net loss,
 nine-month
 period ended
 Sept 30, 2003           --          --          (5,743)    --          (5,743)

Net unrealized
 loss on securities,
 nine-month
 period ended
 Sept 30, 2003            --          --         --        (20,677)    (20,677)
                      ---------  ---------  ----------   ---------  ----------
Total
 comprehensive
 income                  --          --          (5,743)   (20,677)    (26,420)
                      ---------  ---------  ----------   ---------  ----------

Balance,
 Sept 30,
 2003                   652,705 $6,213,061 $(1,092,172) $  (13,425)$ 5,107,464
                      =========  =========  ==========   =========  ==========


               Refer to notes to the consolidated financial statements.



                            ISLANDS BANCORP
                       BEAUFORT, SOUTH CAROLINA
               NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                          SEPTEMBER 30, 2003



NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2002.


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



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ----------------------

	Total assets increased by $7.5 million, from $24.0 million at December 31, 2002 to $31.5 million at September 30, 2003. More specifically, cash and cash equivalents increased by $.9 million, from $.4 million at December 31, 2002 to $1.3 million at September 30, 2003; securities increased by $1.3 million, from $1.3 million at December 31, 2002 to $2.6 million at September 30, 2003; loans increased by $5.3 million, from $18.9 million at December 31, 2002 to $24.2 million at September 30, 2003; property and equipment increased by $.1 million, from $2.9 million at December 31, 2002 to $3.0 million at September 30, 2003; and all other remaining assets decreased by $.1 million, from $.6 million at December 31, 2002 to $.5 million at September 30, 2003.
To fund the growth in assets, deposits increased by $6.8 million, from $18.5 million at December 31, 2002 to $25.3 million at September 30, 2003; federal funds purchased decreased by $.3 million, from $.3 million at December 31, 2002 to no federal funds purchased at September 30, 2003; FHLB advances increased by $1.0 million from zero at December 31, 2002 to $1.0 million at September 30, 2003; and the capital accounts remained virtually unchanged at $5.1 million at both December 31, 2002 and September 30, 2003.


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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2003 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $1.3 million, representing 4.3% of total assets. Investment securities, which amounted to $2.6 million, or 8.1% of total assets, provide a secondary source of liquidity because they can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                            Bank's          Minimum required
                     September 30, 2003       by the OCC
                     ------------------     ----------------
Leverage ratio               17.0%                4.0%
Risk weighted ratio          22.1%                8.0%


RESULTS OF OPERATIONS
---------------------

	For the three-month period ended September 30, 2003, net income amounted to $31,121, or $.05 per both basic and diluted share. For the three-month period ended September 30, 2002, net loss amounted to $(48,267), or $(.07) per both basic and diluted share.

	Note that the results for the three-month period ended September 30, 2003 signify the Company's second quarterly profit since it began its principal operations on July 9, 2001. This trend in income is positive as the Company is improving its economies of scale and is able to narrow its cumulative losses.

	Below are specific details concerning results of operations for the three-month periods ended September 30, 2003 and 2002:

  (a) Net interest income increased from $194,060 for the three-month period ended September 30, 2002 to $329,030 for the three-month period ended September 30, 2003. The main reason for the above increase centers on the fact that average earning assets have increased by $11.9 million, from $12.7 million (2002) to $24.6 million (2003.

  (b) Non-interest income for the three-month period ended September 30, 2003 amounted to $52,831, while during the three-month period ended September 30, 2002 non-interest income was only $23,192. As a percent of average assets, non-interest income has increased from .61% for the three-month period ended September 30, 2002 to .76% for the three-month period ended September 30, 2003. The increase in non-interest income is primarily due to a higher volume in transactional items.

  (c) Non-interest expense has increased from $258,323 for the three-month period ended September 30, 2002 to $305,268 for the three-month period ended September 30, 2003. As a percent of average assets, however, non-interest expense has declined from 6.76% for the 2002 period to 4.29% for the 2003 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

  (d) During the September 30, 2002 calendar quarter, the Company booked $28,484 in income tax benefits, while during the quarter ended September 30, 2003, the Company recorded a tax expense of $17,763.

	For the nine-month period ended September 30, 2003, net (loss) amounted to $(5,743), or $(.01) per both basic and diluted share. For the nine-month period ended September 30, 2002, net (loss) amounted to $(194,357), or $(.30) per both basic and diluted share. Below are specific details concerning results of operations for the nine-month periods ended September 30, 2003 and 2002:

a. Interest income, which represents interest received on interest earning assets, increased from $709,799 for the nine-month period ended September 30, 2002 to $1,270,481 for the nine-month period ended September 30, 2003, an increase of $560,682. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $205,429 for the nine-month period ended September 30, 2002 to $429,215 for the nine-month period ended September 30, 2003, an increase of $223,786. Because the growth in interest income during the nine-month period ended September 30, 2003 out-paced the increase in the cost of funds, net interest income grew from $504,370 for the nine-month period ended September 30, 2002 to $841,266 for the nine-month period ended September 30, 2003.

     Net interest yield, defined as net interest income divided by average interest earnings assets, decreased from 5.30% during the nine-month period ended September 30, 2002 to 4.55% during the nine-month period ended September 30, 2003. The decline is due to two factors: (i) rates in general have declined in the past year, and (ii) capital, a "free" source of funds for the Bank represented 25.1% of the total sources of funds at September 30, 2002, while it represented only 16.2% at September 30, 2003. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2003.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $   834           $    7            1.12%
         Securities           2,250               56            3.32%
         Loans               21,549            1,207            7.47%
                             ------            -----            ----
            Total           $24,633           $1,270            6.87%
                             ======            -----            ----

         Federal funds      $ 1,210           $   12            1.32%
         Transactional
           accounts           4,146               47            1.51%
         Savings                366                3            1.09%
         CD's                16,151              367            3.03%
                             ------            -----            ----
            Total           $21,873           $  429            2.62%
                             ======            -----            ----

         Net interest income                  $  841
                                               =====

         Net yield on earnings assets                           4.55%
                                                                ====

b. For the nine-month period ended September 30, 2003, non-interest income amounted to $135,248, or .65% of average assets. By comparison, non-interest income for the nine-month period ended September 30, 2002 amounted to $56,060, or .49% of average assets. The majority of the increase was caused by the increase in transactional account volume.

c. For the nine-month period ended September 30, 2003, non-interest expense amounted to $913,186, or 4.38% of average assets. By comparison, for the nine-month period ended September 30, 2002, non-interest expense amounted to $768,540, or 6.70% of average assets. On a percentage basis, the decrease from 6.70% for the nine-month period ended September 30, 2002 to 4.38% for the nine-month period ended September 30, 2003 is significant. This decrease is primarily due to the improvement of operational efficiencies.

	As of September 30, 2003, the allowance for loan losses amounted to $287,245. As a percent of gross loans, the allowance for loan losses amounted to 1.17%. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

	The Company is not aware of any current recommendation by the regulatory authorities which, if implemented, would have a material effect on the Company's liquidity, capital resources, or results of operations.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         There were no matters presented for a vote of the shareholders during the three-month period ended September 30, 2003.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2003.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: November 13, 2003     BY:  /s/ William B. Gossett
      -----------------          --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)