Form 10KSB
period 2003-12-31
ISLANDS BANCORP
filed 2004-03-30
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended DECEMBER 31, 2003
                      -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ______________to _______________

     Commission file number 000-29267
                            ---------

                                 ISLANDS BANCORP
                                 ---------------
                 (Name of small business issuer in its charter)

                SOUTH CAROLINA                               57-1082388
-----------------------------------------------  -------------------------------
        (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                  Identification No.)

2348 BOUNDARY STREET, BEAUFORT, SOUTH CAROLINA                 29902
-----------------------------------------------  -------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or a information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,958,000
                                                                  ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE
                                           -------------------------------------
COMPANY'S  COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 23, 2004 WAS 652,705.
 -------------------------------------------------------------------------------
THERE  IS NO PUBLIC TRADING MARKET FOR THE COMPANY'S COMMON STOCK.  BASED ON THE
--------------------------------------------------------------------------------
LAST  SALE  OF THE COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON
--------------------------------------------------------------------------------
MARCH  4,  2004 AT $10.00 PER SHARE, THE AGGREGATE MARKET VALUE OF THE COMPANY'S
--------------------------------------------------------------------------------
COMMON  STOCK  HELD  BY  NON-AFFILIATES  IS  $6,527,050.
-------------------------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 652,705 SHARES OF COMMON
                                                   ------------------------
STOCK WERE OUTSTANDING AS OF MARCH 23, 2004.
-------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2003 are incorporated by reference into Part I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 27, 2004, are incorporated by reference into Part III.

     Transitional Small Business Disclosure format (check one):  Yes     No  X
                                                                     ---    ---

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     3
  ITEM 1.   DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . .     3
  ITEM 2.   DESCRIPTION OF PROPERTIES. . . . . . . . . . . . . . . . . .    17
  ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .    17
  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . .    17
PART II. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    17
            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  ITEM 5.   STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .    17
  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS . . . . . . . . . . . .    18
  ITEM 7.   FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .    18
            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ITEM 8.   ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .    18
  ITEM 8A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . .    18
PART III . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    19
            DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  ITEM 9.   PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT .    19
  ITEM 10.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .    19
            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  ITEM 11.  MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . .    19
  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .    20
  ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB . . . . . . . . .    20
  ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES . . . . . . . . . . .    22

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

             CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the FDIC, as of June 30, 2003, the Beaufort County area was served by 17 banking and savings institutions with 56 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are SunTrust Bank, Bank of America, N.A., and Wachovia Bank, N.A.

     During October 2003 the Bank opened a loan production office near the Citadel Mall in Charleston, South Carolina. The limited service office does not accept deposits and offers small business loans guaranteed by the U.S. Small Business Administration. The Charleston market was selected because of the size of the market and the close proximity to our home office. The Charleston loan production office is not expected to cause a material impact on the Bank's overall operation or safety and soundness while providing an opportunity to generate fee income.

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

                                    EMPLOYEES

     At December 31, 2003, the Company and the Bank employed eight full-time employees and three part-time employees. Islands Bancorp does not have any employees other than its officers who are also employees of the Bank. The Company considers its relationship with its employees to be excellent.

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

     Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging the rebuttable presumption of control.

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

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.54 cents per $100 of deposits for the first quarter of 2004.

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

     In addition to the federal laws noted above, South Carolina has adopted, effective January 1, 2004, laws imposing restrictions and procedural requirements on mortgage loans classified as "high-cost home loans" and on the "flipping" of consumer home loans. As drafted, these laws generally apply to most mortgage loans made in South Carolina. On January 13, 2004, however, the Office of the Comptroller of the Currency published final regulations clarifying the ability of a national bank to preempt state lending laws. Under these regulations, which became effective on February 2, 2004, the Bank is exempt from the foregoing South Carolina laws.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, our ratio of total capital to risk-weighted assets was 18.71% and our ratio of Tier 1 Capital to risk-weighted assets was 15.83%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 18.2%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). These amendments to the FCRA (the FCRA Amendments) will become effective as early as February 2004, but more likely in the third or fourth quarter of 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

          - new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;


          - for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a new requirement for mortgage lenders to disclose credit scores to consumers.

     Prior to the effective date of the FCRA Amendments, the Company and its affected subsidiaries will implement policies and procedures to comply with the new rules.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. The Company and its subsidiaries also will implement procedures to comply with these new rules prior to the effective date of the rules. We do not plan to share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the new limitations on sharing of information for marketing purposes will not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional "know your customer" rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

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

                        SELECTED STATISTICAL INFORMATION

            DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2003 and 2002. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in thousands)

                            AVERAGE CONSOLIDATED ASSETS

                                                             Year Ended December 31,
                                                           --------------------------
                                                              2003          2002
                                                           -----------  -------------
Cash and due from banks                                    $       503  $         421
                                                           -----------  -------------

Taxable securities                                         $     2,280  $       1,463
Federal funds sold                                                 752            944
    Net loans                                                   22,507         11,741
                                                           -----------  -------------
Total interest-earning assets                              $    25,539  $      14,148

Other assets                                                     3,272          2,372
                                                           -----------  -------------

    Total assets                                           $    29,314  $      16,941
                                                           ===========  =============

            AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits                              $     2,638  $       1,733
NOW and money market deposits                                    4,430          2,278
Savings deposits                                                   406            153
Time deposits                                                   16,422          7,341
Other borrowings                                                   386             83
Other liabilities                                                   59             91
                                                           -----------  -------------
    Total liabilities                                      $    24,341  $      11,679

Stockholders' equity                                             4,973          5,262
                                                           -----------  -------------
    Total liabilities and stockholders' equity             $    29,314  $      16,941
                                                           ===========  =============

     The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability: ($ in thousands)

                            Year Ended December 31, 2003           Year Ended December 31, 2002
                        -------------------------------------  -------------------------------------
                                     Interest      Average                   Interest     Average
                         Average      Earned/       Yield/       Average      Earned/      Yield/
                         Amount        Paid          Rate        Amount        Paid         Rate
                        ----------  -----------  ------------  -----------  -----------  -----------
        Assets
        ------
Taxable securities      $   2,280   $       75          3.29%  $    1,463   $       68         4.65%
Federal funds sold            752            8          1.06%         944           15         1.59%
Net loans                22,507(1)     1,702(2)         7.56%    11,741(1)       981(2)        8.36%
                        ----------  -----------  ------------  -----------  -----------  -----------
Total earning assets    $  25,539   $    1,785          6.99%  $    8,562   $      443         7.52%
                        ==========  ===========  ============  ===========  ===========  ===========
    Liabilities
    -----------
NOW and
 money market deposits  $   4,430   $       62          1.40%  $    2,278   $       45         1.98%
Savings deposits              406            4           .99%         153            1          .92%
Time deposits              16,422          504          3.07%       7,341          279         3.80%
Other borrowings              386            9          2.33%          83            1         1.57%
                        ----------  -----------  ------------  -----------  -----------  -----------
Total interest-
 bearing liabilities    $  21,644   $      579          2.67%  $    2,681   $      125         3.31%
                        ==========  ===========  ============  ===========  ===========  ===========

Net yield on
 earning assets                                         4.72%                     5.22%
                                                 ============               ===========

______________________

1 At December 31, 2003, loans on non-accrual status amounted to $39. At December 31, 2002, all loans were accruing interest.
2 Interest earned on net loans includes $241 and $100 in loan fees and loan service fees for the years ended December 31, 2003 and 2002, respectively.

                  RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The effect on interest income, interest expense and net interest income in the period indicated, of changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from rate. The balance of the change in interest income or expense and net interest income has been attributed to a change in average rate. ($ in thousands)

                                        Year Ended December 31, 2002
                                                Compared to
                                        Year Ended December 31, 2001
                                ------------------------------------------

                                         Increase (Decrease) due to

                                 Volume        Rate             Total
                                --------  ---------------  ---------------
                                              (in thousands)
Interest earned on:
  Taxable securities            $    15   $           (8)  $            7
  Federal funds sold                 (3)              (4)              (7)
  Net loans                         806              (85)             721
                                --------  ---------------  ---------------
    Total interest income       $   818   $          (97)  $          721
                                --------  ---------------  ---------------

Interest paid on:
  NOW and money market deposits $    24   $           (7)  $           17
  Savings deposits                    3               --                3
  Time deposits                     267              (42)             225
  Other borrowings                    7                1                8
                                --------  ---------------  ---------------
    Total interest expense      $   301   $          (48)  $          253
                                --------  ---------------  ---------------

Change in net interest income   $   517   $          (49)  $          468
                                ========  ===============  ===============



                                        Year Ended December 31, 2002
                                                Compared to
                                        Year Ended December 31, 2001
                                ------------------------------------------

                                         Increase (Decrease) due to

                                 Volume        Rate             Total
                                --------  ---------------  ---------------
                                              (in thousands)
Interest earned on:
  Taxable securities            $  (154)  $          (44)  $         (198)
  Federal funds sold                (20)             (12)             (32)
  Net loans                         811               40              851
                                --------  ---------------  ---------------
    Total interest income       $   637   $          (16)  $          621
                                --------  ---------------  ---------------

Interest paid on:
  NOW and money market deposits $    29   $            1   $           30
  Savings deposits                    1               (1)               0
  Time deposits                     257                9              266
  Other borrowings                  (52)             (43)             (95)
                                --------  ---------------  ---------------
    Total interest expense      $   235   $          (34)  $          201
                                --------  ---------------  ---------------

Change in net interest income   $   402   $           18   $          420
                                ========  ===============  ===============

                              INVESTMENT PORTFOLIO

     As of December 31, 2003, investment securities comprised approximately 7.2% of the Bank's assets and net loans comprised approximately 81.2% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and generally acts as a net seller of such funds. At December 31, 2003, however, the Bank was a net seller of funds in the Federal funds market. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the date indicated, the book value of the Bank's investments. All securities held at December 31, 2003 and 2002 were categorized as available-for-sale. ($ in thousands)

                        December 31,
                      ----------------
                       2003     2002
                      ------  --------
U.S. Agencies         $2,096  $  1,141
FRB, FHLB stock          227       194
                      ------  --------
   Total              $2,323  $  1,335
                      ======  ========

     The following table indicates as of December 31, 2003 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                             Weighted
                                              Average
                                    Amount     Yield
                                    -------  ---------
Obligations of U.S. Agencies:
  0-1 year                          $  -  -       N/A
  Over 1 through 5 years               -  -       N/A
  Over 5 through 10 years              -  -       N/A
  Over 10 years                       2,096      3.20%
  FRB and FHLB stock (no maturity)      227      5.11%
                                    -------  ---------
  Total                             $ 2,323      3.38%
                                    =======  =========

                                 LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2003, the Bank had a legal lending limit for unsecured loans of up to $815,000 to any one person.

     While risk of loss in the Bank's loan portfolio is primarily tied to the credit quality of its various borrowers, risk of loss may also increase due to factors beyond the Bank's control, such as local, regional and/or national economic downturns. General conditions in the real estate market may also impact the relative risk in the Bank's real estate portfolio. Of the Bank's target areas of lending activities, commercial loans are generally considered to have greater risk than real estate loans or consumer installment loans.

     Management of the Bank intends to originate loans and to participate with other banks with respect to loans that exceed the Bank's lending limits. Management of the Bank does not believe that loan participations necessarily pose any greater risk of loss than loans that the Bank originates.

     The following is a description of each of the major categories of loans in the Bank's loan portfolio:

                  COMMERCIAL, FINANCIAL AND AGRICULTURAL LOANS

     Commercial lending is directed principally towards businesses whose demands for funds fall within the Bank's legal lending limits and which are potential deposit customers of the Bank. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small- and medium-sized businesses. The primary repayment risk for commercial loans is the failure of the business due to economic or financial factors. Although the Bank typically looks to a commercial borrower's cash flow as the principal source of repayment for such loans, many commercial loans are secured by inventory, equipment, accounts receivable, and other assets.

                                 CONSUMER LOANS

     The Bank's consumer loans consist primarily of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes lines of credit and term loans secured by second mortgages on the residences of borrowers for a variety of purposes, including home improvements, education and other personal expenditures. In evaluating these loans the Bank reviews the borrower's level and stability of income and past credit history and the impact of these factors on the ability of the borrower to repay the loan in a timely manner. In addition, the Bank maintains a proper margin between the loan amount and collateral value.

                                REAL ESTATE LOANS

     The Bank's real estate loans consist of residential first and second mortgage loans, residential construction loans and commercial real estate loans to a limited degree. These loans are made consistent with the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. These loan-to-value ratios are sufficient to compensate for fluctuations in the real estate market to minimize the risk of loss to the Bank.


                                 TYPES OF LOANS

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the date indicated and the total amount of all loans for such period: ($ in thousands)

                                                  As of December 31,
                                               ------------------------
                Type of Loan                      2003         2002
                ------------                   -----------  -----------
Domestic:
  Commercial, financial and agricultural       $    4,288   $    6,570
  Real estate - construction                        5,806          360
  Real estate - mortgage                           13,641       11,173
  Installment and other loans to individuals        2,938          991
                                               -----------  -----------
    Subtotal                                   $   26,673   $   19,094
  Less:  Allowance for possible loan losses          (326)        (221)
                                               -----------  -----------
    Total (net of allowance)                   $   26,347   $   18,873
                                               ===========  ===========

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following is a presentation of an analysis of maturities of certain loans as of December 31, 2003: ($ in thousands)

                             Due in   Due after     Due
                             1 year      1 to      after
      Type of Loan          or less    5 years    5 years    Total
      ------------          --------  ----------  --------  -------
Commercial, financial,
 and agricultural           $    892  $    2,604  $    792  $ 4,288
Real estate - construction     3,739       2,067      -  -    5,806
                            --------  ----------  --------  -------
      Total                 $  4,631  $    4,671  $    792  $10,094
                            ========  ==========  ========  =======

                                  RISK ELEMENTS

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2003:

                             Due in   Due after     Due
                             1 year      1 to      after
      Type of Loan          or less    5 years    5 years    Total
      ------------          --------  ----------  --------  -------
Predetermined interest rate  $  3,046  $    3,584  $    712  $ 7,342
Floating interest rate          1,585       1,087        80    2,752
                             --------  ----------  --------  -------
      Total                  $  4,631  $    4,671  $    792  $10,094
                             ========  ==========  ========  =======

     As of December 31, 2003, there were no loans not disclosed above that are classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. There are no loans not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

                         SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the period indicated, as well as a breakdown of the allowance for possible loan losses: ($ in thousands)

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                      Years Ended December 31,
                                                   -----------------------------
                  Type of Loan                         2003            2002
                  ------------                     -------------  --------------
Balance at beginning of period                     $        221   $          77

Charge-offs:
Real estate loans                                          -  -            -  -
Installment and other loans to individuals                  (16)           -  -
Commercial loans                                           -  -            -  -
Recoveries                                                 -  -            -  -
                                                   -------------  --------------
Net charge-offs                                             (16)           -  -
                                                   -------------  --------------

Additions charged to operations                             121             144
                                                   -------------  --------------
Balance at end of period                           $        326   $         221
                                                   =============  ==============

Ratio of net charge-offs during the period
   to average loans outstanding during the period          0.07%              0%
                                                   =============  ==============

     At December 31, 2003 and 2002, the allowance was allocated as follows: ($ in thousands)

                                               December 31, 2003         December 31, 2002
                                            -----------------------  ------------------------
                                                       Percent of                Percent of
                                                     loans in each             loans in each
                                                      category to               category to
                                            Amount    total loans     Amount    total loans
                                            -------  --------------  --------  --------------
Commercial, financial and agricultural      $    60           16.1%  $   102            34.4%
Real estate - construction                      103           21.8%        6             1.9%
Real estate - mortgage                          113           51.1%       90            58.5%
Installment and other loans to individuals       36           11.0%       11             5.2%
Unallocated                                      14            N/A        12             N/A
                                            -------  --------------  --------  --------------
      Total                                 $   326          100.0%  $   221           100.0%
                                            =======  ==============  ========  ==============

     In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2003, 16.1% outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 94.6% of these commercial loans at December 31, 2003 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

     The Company's consumer loan portfolio is also well secured. At December 31, 2003, 92.5% of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

     Real estate mortgage loans constituted 51.1% of outstanding loans at December 31, 2003. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-conforming and rated loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. Upon completion, the Board and management of the Bank approve the report. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Upon completion, the OCC presents its report of findings to the Board and management of the Bank. Information provided from the above two independent sources, together with information provided by the management of the Bank and other information known to members of the Board, are utilized by the Board to monitor, on a quarterly basis, the loan portfolio. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

                                    DEPOSITS

     The Bank offers a full range of interest-bearing and non-interest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area, obtained through the personal solicitation of the Bank's officers and directors, and advertisements published in the local media. In addition, the Bank uses the internet to obtain deposits from institutions located elsewhere. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

     The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories: ($ in thousands)

                                               Year Ended December 31,
                                      ------------------------------------------
                                             2003                  2002
                                      --------------------  --------------------
                                      Average    Average    Average    Average
Deposit Category                       Amount   Rate Paid    Amount   Rate Paid
                                      --------  ----------  --------  ----------
Non interest-bearing demand deposits  $  2,638        N/A   $  1,733        N/A
NOW and money market deposits            4,430       1.40%     2,278       1.98%
Savings deposits                           406        .99%       153        .92%
Time deposits                           16,422       3.07%     7,341       3.80%

     The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2003: ($ in thousands)

                                   At
                              December 31,
Time Certificates of Deposit      2003
----------------------------  -------------
3 months or less              $       1,613
3-6 months                              605
6-12 months                           2,171
Over 12 months                        1,806
                              -------------
      Total                   $       6,195
                              =============

                           RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the period indicated were as follows:

                                            Year Ended
                                        December 31, 2003
                                        ------------------
Return on average assets                              .01%
Return on average equity                              .04%
Average equity to average assets ratio               17.0%
Dividend payout ratio                                 -- %



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

     In addition, we purchased approximately 2.3 acres of land at 131 Sea Island Parkway on Lady's Island, South Carolina. Initially, we planned to construct our main office on this site. However, we decided to locate the main office at the Boundary Street location because we believe it provides the Bank with greater visibility and is more accessible to our customers. We intend to keep the Lady's Island location as a future branch site. The Bank will be required to seek regulatory approval prior to establishing a branch at this location.

     Our Charleston loan production office is located in a 500-square-foot leased office at 3 Southpark Circle, Suite 260, Charleston, South Carolina 29407. Rent for the office is $667 per month under a lease that is cancelable with 30 days' prior notice.

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

ITEM  4.   SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's Annual Report to Shareholders at page 39 and is incorporated herein by reference.

     The Company issued no unregistered securities during the fiscal year ended December 31, 2003.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

     The response to this Item is included in the Company's Annual Report to Shareholders under the heading, "Management's Discussion and Analysis of Financial Condition and Results of Operations," at pages 1 through 8, and is incorporated herein by reference.

ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements are included in the Company's Annual Report to Shareholders at pages 9 through 38, and are incorporated herein by reference.

     -    Report of Independent Public Accountants

     -    Consolidated Balance Sheets as of December 31, 2003 and 2002

     - Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001.

     - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

     -    Notes to Consolidated Financial Statements

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM  8A.  CONTROLS  AND  PROCEDURES

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as the date of this report, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2003, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, under the following headings and are incorporated herein by reference.

     "Proposal 1: Election of Directors - Class II Director Nominees, - Class I Director Nominee, - Class III Continuing Directors and - Class I Continuing Directors" at pages 3 through 5.

     "Executive Officers" at page 6.

     "Section 16(a) Beneficial Ownership Reporting Compliance" at page 10.

     The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM  10.  EXECUTIVE  COMPENSATION

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, under the heading "Compensation" at pages 6 through 8, and are incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are partially included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, under the heading "Security Ownership of Certain Beneficial Owners and Management" at pages 8 through 9, and are incorporated herein by reference.

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

                                                                          Number of shares
                                                                      remaining available for
                       Number of securities to    Weighted-average     future issuance under
                       be issued upon exercise   exercise price of       the Plan (excludes
                       of outstanding options   outstanding options     outstanding options)
                       -----------------------  --------------------  ------------------------
Equity compensation
plans approved by                       38,081  $              10.00                    97,905
security holders

Equity compensation
plans not approved by                       --                   N/A                        --
security holders

Total                                   38,081  $              10.00                    97,905

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's proxy statement for the Annual Meeting of Shareholders to be held on April 27, 2004, under the headings "Certain Relationships and Related Transactions" at page 9 and "Compensation" at pages 6 through 8 and are incorporated herein by reference.

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

13.1     Islands Bancorp 2003 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
         Company's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report


Exhibit
Number   Exhibit
-------  -------
22.1     Subsidiaries of Islands Bancorp

24.1     Power of Attorney (appears on the signature pages to this Annual Report on Form
         10-KSB

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(b)  Reports on Form 8-K filed in the fourth quarter of 2003:  None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2004, under the heading, "Independent Public Accountant," at pages 10 through 11.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Islands Bancorp has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ISLANDS BANCORP

                                   By:     /s/ William B. Gossett
                                           ----------------------
                                           William B. Gossett
                                           President and Chief Executive Officer

                                   Date:   March 26, 2004


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

          SIGNATURE                      TITLE                   DATE
-----------------------------  ---------------------------  --------------


      /s/ Louis O. Dore        Director                     March 26, 2004
-----------------------------
        Louis O. Dore


 /s/ Paul M. Dunnavant, III    Treasurer and Director       March 26, 2004
-----------------------------
   Paul M. Dunnavant, III


   /s/ Martha B. Fender        Vice President and Director  March 26, 2004
-----------------------------
     Martha B. Fender


 /s/ Daryl A. Ferguson         Director                     March 26, 2004
-----------------------------
   Daryl A. Ferguson

          SIGNATURE                      TITLE                   DATE
-----------------------------  ---------------------------  --------------


 /s/ D. Martin Goodman         Chairman of the Board of     March 26, 2004
-----------------------------  Directors
   D. Martin Goodman


 /s/ William B. Gossett        President, Chief Executive   March 26, 2004
-----------------------------  Officer and Director*
   William B. Gossett


 /s/ Stancel E. Kirkland, Sr.  Director                     March 26, 2004
-----------------------------
   Stancel E. Kirkland, Sr.


     /s/ Carl E. Lipscomb      Director                     March 26, 2004
-----------------------------
      Carl E. Lipscomb


  /s/ Edward J. McNeil, Jr.    Secretary and Director       March 26, 2004
-----------------------------
    Edward J. McNeil, Jr.


 /s/ Frances K. Nicholson      Director                     March 26, 2004
-----------------------------
   Frances K. Nicholson


     /s/ Narayan Shenoy        Director                     March 26, 2004
-----------------------------
     Dr. Narayan Shenoy


     /s/ J. Frank Ward         Director                     March 26, 2004
-----------------------------
       J. Frank Ward


    /s/ Bruce K. Wyles         Director                     March 26, 2004
-----------------------------
      Bruce K. Wyles


_____________________________
*  Principal Executive, Financial and Accounting Officer.

                                      EXHIBIT INDEX
                                      -------------

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

13.1     Islands Bancorp 2003 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the
         Company's 2003 Annual Report to Shareholders is not deemed to be filed as part of this Report


Exhibit
Number   Exhibit
-------  -------

22.1     Subsidiaries of Islands Bancorp

24.1     Power of Attorney (appears on the signature pages to this Annual Report on Form
         10-KSB

31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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