Form 10QSB
period 2004-03-31
ISLANDS BANCORP
filed 2004-05-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2004.

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

	Common stock, no par value per share, 652,705 shares outstanding as of May 12, 2004.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                       March 31,    December 31,
------                                          2004          2003
                                            -----------    ----------

Cash and due from banks                     $   466,550   $   318,730
Federal funds sold, net                       1,484,000         8,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 1,950,550   $   326,730
Securities:
Available-for-sale, at fair value             2,121,375     2,322,726
Loans, net                                   28,574,674    26,346,760
Property and equipment, net                   2,933,128     2,968,191
Other assets                                    664,086       469,298
                                            -----------   -----------
 Total Assets                               $36,243,813   $32,433,705
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 3,944,292   $ 2,413,409
Interest bearing deposits                    25,575,985    23,243,145
                                            -----------   -----------
  Total deposits                            $29,520,277   $25,656,554
Federal funds purchased and borrowings        1,500,000     1,500,000
Other liabilities                                94,955       152,247
                                            -----------   -----------
 Total liabilities                          $31,115,232   $27,308,801
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,065,806)   (1,067,330)
Accumulated other comprehensive loss            (18,674)      (20,827)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,128,581   $ 5,124,904
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $36,243,813   $32,433,705
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2004           2003
                                                ----           ----
Interest income                              $ 521,141      $ 381,769
Interest expense                               153,227        140,135
                                             ---------      ---------
Net interest income                          $ 367,914      $ 241,634

Provision for loan losses                       43,182         20,382
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 324,732      $ 221,252
                                             ---------      ---------
Other income:
 Service fees on deposit accounts            $  37,556      $  38,060
 Miscellaneous, other                            4,366          1,441
                                             ---------      ---------
   Total other income                        $  41,922      $  39,501
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 203,753      $ 168,617
 Depreciation expense                           35,063         34,499
 Data processing                                28,661         27,924
 Rent expense                                    2,000           - -
 ATM machine expense                             9,345          6,700
 Advertising and public relations                4,493          2,286
 Utilities and telephone                         6,708          6,269
 Legal & professional                           14,431         11,385
 Other operating expenses                       52,486         44,250
                                             ---------      ---------
  Total operating expenses                   $ 356,940      $ 301,930
                                             ---------      ---------

Income (loss) before income tax              $   9,714      $ (41,177)
Income tax (benefit)                             8,190        (15,286)
                                             ---------      ---------

Net income (loss)                            $   1,524      $ (25,891)
                                             =========      =========

Basic income (loss) per share                $     .00      $    (.04)
                                             =========      =========

Diluted income (loss) per share              $     .00      $    (.04)
                                             =========      =========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the three-month
                                               period ended March 31,
                                          ------------------------------
                                              2004               2003
                                              ----               ----
Net cash used by operating activities     $   (170,158)    $    (628,958)
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $     -  -       $ (1,239,678)
 Securities paydowns, calls, maturities        201,351           68,498
 Increase in loans                          (2,271,096)      (1,947,156)
 Purchase of fixed assets                       -  -               (460)
                                          ------------     ------------
Net cash used in investing activities     $ (2,069,745)    $ (3,118,796)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $  3,863,723     $  4,688,400
 Decrease in federal funds purchased            -  -           (308,000)
                                          ------------     ------------
Net cash provided
 from financing activities                $  3,863,723     $  4,380,400
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  1,623,820     $    632,646
Cash and cash equivalents,
 beginning of period                           326,730          394,484
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  1,950,550     $  1,027,130
                                          ============     ============

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2003 AND 2004
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2002               652,705   $ 6,213,061  $(1,086,429)  $   7,252  $ 5,133,884
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 three-month
 period ended
 March 31,
 2003                 - -           - -        (25,891)      - -        (25,891)

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2003       - -           - -          - -         1,118        1,118
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        (25,891)      1,118      (24,773)
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2003               652,705   $ 6,213,061  $(1,112,320)  $   8,370  $ 5,109,111
                  =========    ==========   ==========    ========   ==========

--------------------------

Balance,
 December 31,
 2003               652,705   $ 6,213,061  $(1,067,330)  $ (20,827) $ 5,124,904
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2004                 - -           - -          1,524       - -          1,524

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2004       - -           - -          - -         2,153        2,153
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -          1,524       2,153        3,677
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2004               652,705   $ 6,213,061  $(1,065,806)  $ (18,674) $ 5,128,581
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of March 31, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

     In December 2003, the FASB issued a revision of FIN 46. The Revised Interpretation codifies both the proposed modifications and other decisions previously issued through certain FASB Staff Positions (FSPs) and supersedes the original Interpretation to include: (1) deferring the effective date of the Interpretation's provisions for certain variable interests, (2) providing additional scope exceptions for certain other variable interests, (3) clarifying the impact of troubled debt restructurings on the requirement to reconsider
(a) whether an entity is a VIE or (b) which party is the primary beneficiary of a VIE, and (4) revising Appendix B of the Interpretation to provide additional guidance on what constitutes a variable interest. The revised Interpretation is effective for financial statements of periods ending after March 15, 2004. Adoption of the revised FIN 46 did not have an adverse effect on the Company's financial position, results of operations, or liquidity.

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

     SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." In May 2003, the FASB issued SFAS No. 150, which establishes standards for how certain financial instruments with characteristics of both liabilities and equity should be measured and classified. Certain financial instruments with characteristics of both liabilities and equity will be required to be classified as a liability. This statement is effective for financial instruments entered into or modified after May 31, 2003, and July 1, 2003 for all other financial instruments with the exception of existing mandatorily redeemable financial instruments issued by limited life subsidiaries that have been indefinitely deferred from the scope of the statements. Adoption of SFAS 150 did not have a material impact on the Company's financial position, results of operations or liquidity.

     Statement of Position 03-3 ("SOP 03-3"): "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." In December 2003, the American Institute of Certified Public Accountants ("AICPA") issued SOP 03-3. SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality be recognized at their fair value. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual, or valuation allowance. Valuation allowances cannot be created nor "carried over" in the initial accounting for loans acquired in a transfer on loans subject to SFAS 114, "Accounting by Creditors for Impairment of a Loan." This SOP is effective for loans acquired after December 31, 2004, with early adoption encouraged. The Company does not believe the adoption of SOP 03-3 will have a material impact on the Company's financial position, results of operations or liquidity.

     In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 will not have a material impact on the Company's financial position, results of operations or liquidity.

     On December 11, 2003, the SEC Staff announced its intention to release a Staff Accounting Bulletin in order to clarify existing accounting practices relating to the valuation of issued loan commitments, including interest rate lock commitments, subject to Derivative Implementation Group Issue C-13, When a Loan Commitment is included in Scope of Statement 133. The new guidance is expected to require all registrants to begin accounting for these commitments subject to SFAS No. 133 as written options that would be reported as liabilities until they are exercised or expire. The provisions of this guidance are expected to be effective for loan commitments entered into after March 31, 2004. Management intends to adopt the provisions of this guidance effective April 1, 2004 and does not anticipate that the adoption will have a materially adverse effect on the Company's financial position, results of operations or liquidity.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------   -----------------------------------------------------------------------
         OF OPERATIONS.
         --------------

Critical Accounting Policies
----------------------------

     Critical accounting policies are defined as those that were reflective of significant judgments and uncertainties and could potentially result in materially different results under different assumptions and conditions. We believe that our most critical accounting policy upon which our financial condition depends, and which involve the most complex or subjective decisions or assessments is as follows:

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off, and is reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, please refer to the December 31, 2003 Management's Discussion and Analysis of Financial Condition and Results of Operations found in the annual report as well as in the annual filing with the SEC.

Overview
--------

     The Company's results of operations are largely dependent on interest income, which is the difference between the interest earned on loans and securities and interest paid on deposits and borrowings. The results of operations are also affected by the level of income/fees from loans, deposits, borrowings, as well as operating expenses, the provision for loan losses, the impact of federal and state income taxes, and the relative levels of interest rates and economic activity.

     For calendar year 2004, the Company anticipates a higher net interest income as the Bank continues to expand its asset base. Recently, the Bank hired an experienced, local loan officer having knowledge of the Bank's primary service area. Because of his addition to the management team, loans are expected to grow at a faster rate than in the past. It appears that the interest environment is about to change as many economists are predicting that the Federal Reserve Board will increase short-term rates to combat inflationary fears and to bring down the growth in GDP rate to a more sustainable level. Because the Bank is asset sensitive, an increase in interest rates should benefit the Bank at least in the short run. This is due to the fact that assets would reprice faster than liabilities.

     There are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

     * expectation of higher productivity generated by a new loan production office in Charleston, South Carolina, and
     * investment in additional new business development capabilities and process improvements within the lending area.

	Total assets increased by $3.8 million, from $32.4 million at December 31, 2003 to $36.2 million at March 31, 2004. More specifically, cash and cash equivalents increased by $1.6 million, from $.3 million at December 31, 2003 to $1.9 million at March 31, 2004; securities decreased by $.2 million, from $2.3 million at December 31, 2003 to $2.1 million at March 31, 2004; loans increased by $2.2 million, from $26.4 million at December 31, 2003 to $28.6 million at March 31, 2004; property and equipment decreased slightly for depreciation; and all other remaining assets increased by $.2 million, from $.5 million at December 31, 2003 to $.7 million at March 31, 2004. To fund the growth in assets, deposits increased by $3.9 million, from $25.6 million at December 31, 2003 to $29.5 million at March 31, 2004; and other liabilities decreased by $.1 million, from $.2 million at December 31, 2003 to $.1 million at March 31, 2004.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.0 million, representing 5.4% of total assets. Investment securities, which amounted to $2.1 million, or 5.9% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                             March 31, 2004       by the OCC
                             --------------      ----------------
     Leverage ratio               14.9%                4.0%
     Risk weighted ratio          18.4%                8.0%


Results of Operations
---------------------

	For the three-month period ended March 31, 2004, net income amounted to $1,524, or $.00 per both basic and diluted share. For the three-month period ended March 31, 2003, net (loss) amounted to $(25,891) or $(.04) per both basic and diluted share. The primary reasons for the improvement in income for the three-month period ended March 31, 2004 when compared with the three-month period ended March 31, 2003 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $381,769 for the three-month period ended March 31, 2003 to $521,141 for the three-month period ended March 31, 2004, an increase of $139,372. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $140,135 for the three-month period ended March 31, 2003 to $153,227 for the three-month period ended March 31, 2004, an increase of $13,092. Because the growth in interest income during the three-month period ended March 31, 2004 out-paced the increase in cost of funds, net interest income grew from $241,634 for the three-month period ended March 31, 2003 to $367,914 for the three-month period ended March 31, 2004.

     Net interest yield, defined as net interest income divided by average interest earnings assets, increased from 4.31% during the three-month period ended March 31, 2003 to 4.89% during the three-month period ended March 31, 2004. The increase is due to the fact the Company was able to increase the yield on its earning assets in a declining rate environment. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2004.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $   508           $  1               .79%
         Securities           2,244             18              3.21%
         Loans               27,364            502              7.34%
                             ------            ---              ----
            Total           $30,116           $521              6.92%
                             ======            ---              ----

         Federal funds      $    43           $ --               .98%
         FHLB borrowings      1,500              8              2.13
         Transactional
           accounts           5,765             17              1.18%
         Savings                468              1               .85%
         CD's                16,546            127              3.07%
                             ------            ---              ----
            Total           $24,322           $153              2.52%
                             ======            ---              ----

         Net interest income                  $368
                                               ===

         Net yield on earnings assets                           4.89%
                                                                ====

b. For the three-month period ended March 31, 2004, non-interest income amounted to $41,922, or .49% of average assets. By comparison, non-interest income for the three-month period ended March 31, 2003 amounted to $39,501, or .60% of average assets. Non-interest income, as a percent of average assets, declined in the year-over-year comparison because service charges on deposit accounts are priced very competitively in order to attract such deposits to the Bank.

c. For the three-month period ended March 31, 2004, non-interest expense amounted to $356,940, or 4.16% of average assets. By comparison, for the three-month period ended March 31, 2003, non-interest expense amounted to $301,930, or 4.57% of average assets. This decrease is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for the three-month periods ended March 31, 2004 and 2003 amounted to $43,182 and $20,382, respectively. The increase in the 2004 period, as compared to the 2003 period, is due to the growth in the loan portfolio rather than a deterioration in asset quality.

     During the three-month period ended March 31, 2004, the allowance for loan losses increased by $27,088, to $353,643. The allowance for loan losses as a percent of gross loans remained unchanged at 1.22% at December 31, 2003 and March 31, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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



ITEM 3 - CONTROLS AND PROCEDURES
------   -----------------------

	At March 31, 2004, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three-months ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND REPURCHASE OF SECURITIES.
-------   --------------------------------------------------

         This item is not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

         This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         No matters were submitted to a vote of the shareholders of the Company during the three-month period ended March 31, 2004.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

         This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

  (a) The certification of chief executive and financial officer is filed as Exhibit 31.1 hereto.

  (b) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32.1 hereto.

  (c) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2004.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: May 14, 2004          BY:  /s/ William B. Gossett
      ---------------            --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)