Form 10QSB
period 2004-06-30
ISLANDS BANCORP
filed 2004-08-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2004.

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

	Common stock, no par value per share, 652,705 shares outstanding as of August 12, 2004.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                        June 30,    December 31,
------                                          2004          2003
                                            -----------    ----------

Cash and due from banks                     $   672,844   $   318,730
Federal funds sold, net                       1,557,000         8,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 2,229,844   $   326,730
Securities:
Available-for-sale, at fair value             2,362,897     2,322,726
Loans, net                                   33,442,958    26,346,760
Property and equipment, net                   2,900,113     2,968,191
Other assets                                    476,177       469,298
                                            -----------   -----------
 Total Assets                               $41,411,989   $32,433,705
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 3,702,804   $ 2,413,409
Interest bearing deposits                    31,075,758    23,243,145
                                            -----------   -----------
  Total deposits                            $34,778,562   $25,656,554
Federal funds purchased and borrowings        1,500,000     1,500,000
Other liabilities                                23,795       152,247
                                            -----------   -----------
 Total liabilities                          $36,302,357   $27,308,801
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,070,780)   (1,067,330)
Accumulated other comprehensive loss            (32,649)      (20,827)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,109,632   $ 5,124,904
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $41,411,989   $32,433,705
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                     June 30,
                                             ------------------------
                                                2004           2003
                                                ----           ----
Interest income                              $ 542,422      $ 418,496
Interest expense                               181,280        147,894
                                             ---------      ---------
Net interest income                          $ 361,142      $ 270,602

Provision for loan losses                       40,554         25,022
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 320,588      $ 245,580
                                             ---------      ---------
Other income:
 Service fees on deposit accounts            $  39,831      $  41,762
 Miscellaneous, other                            5,893          1,154
                                             ---------      ---------
   Total other income                        $  45,724      $  42,916
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 215,267      $ 158,137
 Depreciation expense                           35,049         35,834
 Data processing                                31,185         26,143
 Rent expense                                    2,000           - -
 ATM machine expense                             8,829          7,280
 Advertising and public relations               13,042          3,298
 Utilities and telephone                         6,431          7,321
 Legal & professional                           17,165         22,954
 Other operating expenses                       45,283         45,021
                                             ---------      ---------
  Total operating expenses                   $ 374,251      $ 305,988
                                             ---------      ---------

Income (loss) before income tax              $  (7,939)     $ (17,492)
Income tax (benefit)                            (2,965)        (6,519)
                                             ---------      ---------

Net (loss)                                   $  (4,974)     $ (10,973)
                                             =========      =========

Basic income (loss) per share                $    (.01)     $    (.02)
                                             =========      =========

Diluted income (loss) per share              $    (.01)     $    (.02)
                                             =========      =========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                 Six months ended
                                                     June 30,
                                            -------------------------
                                               2004            2003
                                               ----            ----
Interest income                             $1,009,760      $ 800,265
Interest expense                               334,507        288,029
                                            ----------      ---------
Net interest income                         $  675,253      $ 512,236

Provision for loan losses                       83,736         45,404
                                            ----------      ---------
Net interest income after
 provision for loan losses                  $  591,517      $ 466,832
                                            ----------      ---------
Other income:
 Gain on sale of loans                      $   48,750      $  -  -
 Service fees on deposit accounts               77,387         79,822
 Miscellaneous, other                           15,312          2,595
                                            ----------      ---------
   Total other income                       $  141,449      $  82,417
                                            ----------      ---------

Other expenses:
 Salaries and benefits                      $  419,020      $ 326,754
 Depreciation expense                           70,112         70,333
 Data processing                                59,846         54,067
 Rent expense                                    2,000         -  -
 ATM machine expense                            18,174         13,980
 Advertising and public relations               17,535          5,584
 Utilities and telephone                        13,139         13,590
 Legal & professional                           31,596         34,339
 Other operating expenses                       99,769         89,271
                                            ----------      ---------
  Total operating expenses                  $  731,191      $ 607,918
                                            ----------      ---------

Income (loss) before income tax             $    1,775      $ (58,669)
Income tax (benefit)                             5,225        (21,805)
                                            ----------      ---------

Net (loss)                                  $   (3,450)     $ (36,864)
                                            ==========      =========

Basic income (loss) per share               $     (.01)     $    (.06)
                                            ==========      =========

Diluted income (loss) per share             $     (.01)     $    (.06)
                                            ==========      =========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the six-month
                                               period ended June 30,
                                          ------------------------------
                                              2004               2003
                                              ----               ----
Net cash provided by operating activities $     26,149     $    219,430
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $    444,692     $    317,195
 Securities paydowns, calls, maturities       (507,767)      (2,015,957)
 Increase in loans                          (7,179,934)      (3,969,869)
 Purchase of fixed assets                       (2,034)        (191,019)
                                          ------------     ------------
Net cash used in investing activities     $ (7,245,043)    $ (5,859,650)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $  9,122,008     $  5,699,696
 Decrease in federal funds purchased            -  -             31,000
                                          ------------     ------------
Net cash provided
 from financing activities                $  9,122,008     $  5,730,696
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  1,903,114     $     90,476
Cash and cash equivalents,
 beginning of period                           326,730          394,484
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  2,229,844     $    484,960
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

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2002               652,705   $ 6,213,061  $(1,086,429)  $   7,252  $ 5,133,884
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 six-month
 period ended
 June 30,
 2003                 - -           - -        (36,864)      - -        (36,864)

Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30, 2003        - -           - -          - -          (360)        (360)
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        (36,864)       (360)     (37,224)
                  ---------    ----------   ----------    --------   ----------

Balance,
 June 30,
 2003               652,705   $ 6,213,061  $(1,123,293)  $   6,892  $ 5,096,660
                  =========    ==========   ==========    ========   ==========

------------------------------------------------------------------------------

Balance,
 December 31,
 2003               652,705   $ 6,213,061  $(1,067,330)  $ (20,827) $ 5,124,904
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 six-month
 period ended
 June 30,
 2004                 - -           - -         (3,450)      - -         (3,450)

Net unrealized
 (loss) on
 securities,
 six-month
 period ended
 June 30, 2004        - -           - -          - -       (11,822)     (11,822)
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -         (3,450)    (11,822)     (15,272)
                  ---------    ----------   ----------    --------   ----------

Balance,
 June 30,
 2004               652,705   $ 6,213,061  $(1,070,780)  $ (32,649) $ 5,109,632
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of June 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

     In December 2003, the FASB issued a revision of SFAS No. 132, Employer's Disclosures about Pensions and Other Postretirement Benefits. Most of the provisions of the revised statements are effective for fiscal years ending after December 15, 2003. The Statement requires more detailed disclosures about plan assets, investment strategies, benefit obligations, cash flows, and the assumptions used in accounting for the plans. Adoption of the revision to SFAS No. 132 would not have a material impact on the Company's financial position, results of operations or liquidity.



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

     For calendar year 2004, the Company anticipates a higher net interest income as the Bank continues to expand its asset base. Recently, the Bank hired an experienced, local loan officer having knowledge of the Bank's primary service area. Because of his addition to the management team, loans are expected to grow at a faster rate than in the past. The Federal Reserve
Board has increased short-term rates by 25 basis points. Most economists predict that rates will continue to increase for the remainder of calendar year 2004. Because the Bank is asset sensitive, an increase in interest rates should benefit the Bank at least in the short run. This is due to the fact that assets would reprice faster than liabilities.

     There are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

     * expectation of higher productivity generated by a new loan production office in Charleston, South Carolina, and
     * investment in additional new business development capabilities and process improvements within the lending area.

	Total assets increased by $9.0 million, from $32.4 million at December 31, 2003 to $41.4 million at June 30, 2004. More specifically, cash and cash equivalents increased by $1.9 million, from $.3 million at December 31, 2003 to $2.2 million at June 30, 2004; securities increased by $.1 million, from $2.3 million at December 31, 2003 to $2.4 million at June 30, 2004; loans increased by $2.2 million, from $26.4 million at December 31, 2003 to $33.4 million at June 30, 2004; property and equipment decreased by $.1 million from $3.0 million at December 31, 2003 to $2.9 million at June 30, 2004; and all other assets remained the same at $.5 million. To fund the growth in assets, deposits increased by $9.1 million, from $25.6 million at December 31, 2003 to $34.7 million at June 30, 2004; and other liabilities decreased by $.1 million, from $.2 million at December 31, 2003 to $.1 million at June 30, 2004.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $2.2 million, representing 5.4% of total assets. Investment securities, which amounted to $2.4 million, or 5.7% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                              June 30, 2004       by the OCC
                              -------------      ----------------
     Leverage ratio               13.0%                4.0%
     Risk weighted ratio          15.1%                8.0%

Off-Balance Sheet Arrangements
------------------------------

      In the ordinary course of business, the Bank may enter into off-balance sheet financial instruments which are not reflected in the financial statements. These instruments include commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when funds are disbursed or the instruments become payable.

Following is an analysis of significant off-balance sheet financial instruments at June 30, 2004 and December 31, 2003:

                                            At             At
                                         June 30,      December 31,
                                           2004           2003
                                         --------      ------------
                                             (In thousands)
      Commitments to extend credit       $ 5,557         $ 3,996
      Standby letters of credit               63             172
                                          ------          ------
                                         $ 5,620         $ 4,168
                                          ======          ======

Results of Operations
---------------------

	For the three-month period ended June 30, 2004, net (loss) amounted to $(4,974), or $(.01) per both basic and diluted share. For the three-month period ended June 30, 2003, net (loss) amounted to $(10,973), or $(.02) per both basic and diluted share. The reasons for the improvement in the results of operations for the three-month period ended June 30, 2004 vis-a-vis the results obtained during the three-month period ended June 30, 2003 are as follows:

   (a) Net interest income increased from $270,602 for the three-month period ended June 30, 2003 to $361,142 during the three-month period ended June 30, 2004, an increase of approximately $91,000. The main reason for the above increase centers on the fact that average earnings assets have increased by $8.5 million, from $23.8 million (2003) to $32.3 million (2004).

   (b) Non-interest income for the three-month periods ended June 30, 2004 and 2003 amounted to $45,724 and $42,916, respectively. As a percent of average assets, non-interest income has declined from .62% for the three-month period ended June 30, 2003 to .51% for the three-month period ended June 30, 2004.

   (c) Non-interest expense has increased from $305,988 for the three-month period ended June 30, 2003 to $374,251 for the three-month period ended June 30, 2004. As a percent of average assets, however, non-interest expense has declined from 4.42% for the 2003 period to 4.15% for the 2004 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

	For the six-month period ended June 30, 2004, net (loss) amounted to $(3,450), or $(.01) per both basic and diluted share. For the six-month period ended June 30, 2003, net (loss) amounted to $(36,864), or $(.06) per both, basic and diluted share. The primary reasons for the improvement in income for the six-month period ended June 30, 2004 when compared with the six-month period ended June 30, 2003 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $800,265 for the six-month period ended June 30, 2003 to $1,009,760 for the six-month period ended June 30, 2004, an increase of $209,495. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $288,029 for the six-month period ended June 30, 2003 to $334,507 for the six-month period ended June 30, 2004, an increase of $46,478. Because the growth in interest income during the six-month period ended June 30, 2004 out-paced the increase in the cost of funds, net interest income grew from $512,236 for the six-month period ended June 30, 2003 to $675,253 for the six-month period ended June 30, 2004.

     Net interest yield, defined as net interest income divided by average interest earnings assets, decreased from 4.30% during the six-month period ended June 30, 2003 to 4.18% during the six-month period ended June 30, 2004. The decline is due to two factors: (i) rates in general have declined in the past year in response to monetary actions undertaken by the Federal Reserve Board, and (ii) capital, a "free" source of funds for the Bank represented 17.1% of the total sources of funds at June 30, 2003, while it represented 12.3% at June 30, 2004. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2004.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $   834          $    4              .96%
         Securities           2,168              31             2.86%
         Loans               29,275             975             6.66%
                             ------           -----             ----
            Total           $32,277          $1,010             6.26%
                             ======           -----             ----

         Federal funds
           and borrowings   $ 1,525          $   27             3.54%
         Transactional
           accounts           6,072              36             1.19%
         Savings                558               3             1.08%
         CD's                19,384             269             2.77%
                             ------           -----             ----
            Total           $27,539          $  335             2.43%
                             ======           -----             ----

         Net interest income                 $  675
                                              =====

         Net yield on earnings assets                           4.18%
                                                                ====

b. For the six-month period ended June 30, 2004, non-interest income amounted to $141,449, or .78% of average assets. By comparison, non-interest income for the six-month period ended June 30, 2003 amounted to $82,417, or .60% of average assets. The majority of the increase was caused by the gain on sale of SBA loans.

c. For the six-month period ended June 30, 2004, non-interest expense amounted to $731,191, or 4.06% of average assets. By comparison, for the six-month period ended June 30, 2003, non-interest expense amounted to $607,918, or 4.39% of average assets. This decrease (in percent) is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for six-month periods ended June 30, 2004 and 2003 amounted to $83,736 and $45,404, respectively. The increase in the provision for loan losses is mainly due to the increase in loans.

     During the six-month period ended June 30, 2004, the allowance for loan losses increased by $64,372, to $390,927. The allowance for loan losses as a percentage of gross loans declined from 1.22% at December 31, 2003 to 1.16% at June 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The 2004 Annual Meeting of Shareholders of the Company was held on April 27, 2004. At the meeting, the following persons were elected as Class II directors to serve for a term of three years and until their successors are elected as qualified: Paul Dunnavant, III, Daryl A. Ferguson, Stancel E. Kirkland, Jr., Edward J. McNeil, Jr., and Frances K. Nicholson.

The number of votes cast for, against and withheld with respect to the election of each nominee for Class II director was as follows:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
Paul Dunnavant, III           448,039      - -         - -
Daryl A. Ferguson             448,039      - -         - -
Stancel E. Kirkland, Jr.      448,039      - -         - -
Edward J. McNeil, Jr.         448,039      - -         - -
Frances K. Nicholson          448,039      - -         - -

The following person was nominated to serve as Class I Director to serve for a term of two years and until his successor is elected as qualified:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
Jimmy Lee Mullins, Sr.        448,039      - -         - -

In addition, the shareholders approved the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2003. The number of votes cast for, against and withheld with respect to the approval of the actions of the officers and directors of the Company, as undertaken, for the year ended December 31, 2003 was as follows:

                               Votes      Votes     Votes
                                For      Against   Withheld
                                ---      -------   --------
                              449,939      - -        - -

No other matters were presented or voted on at the 2004 Annual Meeting of Shareholders.

The following persons did not stand for reelection at the 2004 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
William B. Gossett, Louis O. Dore, Martha B. Fender, D. Martin Goodman, Carl E. Lipscomb, Narayan Shenoy, J. Frank Ward, and Bruce K. Wyles.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2004.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: August 13, 2004       BY:  /s/ William B. Gossett
      ---------------            --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)