Form 10QSB
period 2004-09-30
ISLANDS BANCORP
filed 2004-11-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2004.

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

	Common stock, no par value per share, 652,705 shares outstanding as of November 12, 2004.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                     September 30,  December 31,
------                                          2004          2003
                                            -----------    ----------

Cash and due from banks                     $ 1,257,498   $   318,730
Federal funds sold, net                       2,650,000         8,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 3,907,498   $   326,730
Securities:
Available-for-sale, at fair value             2,227,949     2,322,726
Loans, net                                   36,848,724    26,346,760
Property and equipment, net                   2,833,982     2,968,191
Other assets                                    465,946       460,492
                                            -----------   -----------
 Total Assets                               $46,284,099   $32,424,899
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 5,144,401   $ 2,413,409
Interest bearing deposits                    33,568,559    23,243,145
                                            -----------   -----------
  Total deposits                            $38,712,960   $25,656,554
Federal funds purchased and borrowings        2,200,000     1,500,000
Other liabilities                               199,972       152,247
                                            -----------   -----------
 Total liabilities                          $41,112,932   $27,308,801
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                             (1,019,943)   (1,076,136)
Accumulated other comprehensive loss            (21,951)      (20,827)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,171,167   $ 5,116,098
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $46,284,099   $32,424,899
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                  September 30,
                                             ------------------------
                                                2004           2003
                                                ----           ----
Interest income                              $ 633,327      $ 470,216
Interest expense                               205,431        141,186
                                             ---------      ---------
Net interest income                          $ 427,896      $ 329,030

Provision for loan losses                       45,907         27,709
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 381,989      $ 301,321
                                             ---------      ---------
Other income:
 Service fees on deposit accounts            $  33,320      $  47,725
 Gain on sale of assets                         46,786         -  -
 Miscellaneous, other                            8,382          5,106
                                             ---------      ---------
   Total other income                        $  88,488      $  52,831
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 219,933      $ 170,914
 Depreciation expense                           35,238         36,005
 Data processing                                32,527         26,764
 Rent expense                                    4,000          1,000
 ATM machine expense                             8,795          5,976
 Advertising and public relations                7,854          2,994
 Utilities and telephone                         7,788          7,802
 Legal & professional                           11,303         12,267
 Other operating expenses                       48,613         41,546
                                             ---------      ---------
  Total operating expenses                   $ 376,051      $ 305,268
                                             ---------      ---------

Income before income tax                     $  94,426      $  48,884
Income tax                                      34,783         17,763
                                             ---------      ---------

Net income                                   $  59,643      $  31,121
                                             =========      =========

Basic income per share                       $     .09      $     .05
                                             =========      =========

Diluted income per share                     $     .09      $     .05
                                             =========      =========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Nine months ended
                                                  September 30,
                                            -------------------------
                                               2004            2003
                                               ----            ----
Interest income                             $1,643,087      $1,270,481
Interest expense                               539,938         429,215
                                            ----------      ----------
Net interest income                         $1,103,149      $  841,266

Provision for loan losses                      129,643          73,113
                                            ----------      ----------
Net interest income after
 provision for loan losses                  $  973,506      $  768,153
                                            ----------      ----------
Other income:
 Service fees on deposit accounts           $  110,707      $  127,547
 Gain on sale of assets                         95,536          -  -
 Miscellaneous, other                           23,694           7,701
                                            ----------      ----------
   Total other income                       $  229,937      $  135,248
                                            ----------      ----------

Other expenses:
 Salaries and benefits                      $  638,953      $  497,668
 Depreciation expense                          105,350         106,338
 Data processing                                92,373          80,831
 Rent expense                                    6,000           1,000
 ATM machine expense                            26,969          19,956
 Advertising and public relations               25,389           8,578
 Utilities and telephone                        20,927          21,392
 Legal & professional                           42,899          46,606
 Other operating expenses                      148,382         130,817
                                            ----------      ----------
  Total operating expenses                  $1,107,242      $  913,186
                                            ----------      ----------

Net income (loss) before income tax         $   96,201      $   (9,785)
Income tax (benefit)                            40,008          (4,042)
                                            ----------      ----------

Net income (loss)                           $   56,193      $   (5,743)
                                            ==========      ==========

Basic income (loss) per share               $      .09      $     (.01)
                                            ==========      ==========

Diluted income (loss) per share             $      .09      $     (.01)
                                            ==========      ==========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the nine-month
                                            period ended September 30,
                                          ------------------------------
                                              2004               2003
                                              ----               ----
Net cash provided by operating activities $    372,965     $    339,601
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $   (507,767)    $ (2,015,957)
 Maturities, calls, paydowns, securities       561,912)         747,195
 Increase in loans                         (10,631,607)      (5,388,615)
 Purchase of fixed assets                       28,859         (217,469)
                                          ------------     ------------
Net cash used in investing activities     $(10,548,603)    $ (6,874,846)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $ 13,056,406     $  6,797,543
 Decrease in borrowings
  and in federal funds purchased               700,000          692,000
                                          ------------     ------------
Net cash provided
 from financing activities                $ 13,756,406     $  7,489,543
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  3,580,768     $    954,298
Cash and cash equivalents,
 beginning of period                           326,730          394,484
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  3,907,498     $  1,348,782
                                          ============     ============

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 31, 2003 AND 2004
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2002               652,705   $ 6,213,061  $(1,086,429)  $   7,252  $ 5,133,884
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net (loss),
 nine-month
 period ended
 Sept. 30,
 2003                 - -           - -         (5,743)      - -         (5,743)

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2003       - -           - -          - -       (20,677)     (20,677)
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 (loss)               - -           - -         (5,743)    (20,677)     (26,420)
                  ---------    ----------   ----------    --------   ----------

Balance,
 Sept. 30,
 2003               652,705   $ 6,213,061  $(1,092,172)  $ (13,425) $ 5,107,464
                  =========    ==========   ==========    ========   ==========

------------------------------------------------------------------------------

Balance,
 December 31,
 2003               652,705   $ 6,213,061  $(1,076,136)  $ (20,827) $ 5,116,098
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept. 30,
 2004                 - -           - -         56,193       - -         56,193

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2004       - -           - -          - -        (1,124)      (1,124)
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -         56,193      (1,124)      55,069
                  ---------    ----------   ----------    --------   ----------

Balance,
 Sept. 30,
 2004               652,705   $ 6,213,061  $(1,019,943)  $ (21,951) $ 5,171,167
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2004


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2003.


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


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (the Interpretation), FASB Interpretation No. 46 ("FIN 46"). The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, non-controlling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interest in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and or receive a majority of the VIE's expected residual returns, if they occur. As of September 30, 2004, management believes that the Company does not have any VIE's which would be consolidated under the provisions of FIN 46.

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

     SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." In April 2003, the FASB issued SFAS No. 149, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after September 30, 2003, and should be applied prospectively. Adoption of SFAS No. 149 did not have a material impact on the Company's financial position, results of operations or liquidity.

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

     For calendar year 2004, the Company anticipates a higher net interest income as the Bank continues to expand its asset base. Recently, the Bank hired an experienced, local loan officer having knowledge of the Bank's primary service area. Because of his addition to the management team, loans are expected to grow at a faster rate than in the past. In the past six months, the Federal Reserve Board has increased short-term rates by 75 basis points. Most economists predict that rates will continue to increase for the remainder of calendar year 2004. Because the Bank is asset sensitive, an increase in interest rates should benefit the Bank at least in the short run. This is due to the fact that assets would reprice faster than liabilities.

     There are a number of initiatives that are expected to contribute to 2004 and beyond. These initiatives include:

     * expectation of higher productivity generated by a new loan production office in Charleston, South Carolina, and
     * investment in additional new business development capabilities and process improvements within the lending area.

	Total assets increased by $13.9 million, from $32.4 million at December 31, 2003 to $46.3 million at September 30, 2004. More specifically, cash and cash equivalents increased by $3.6 million, from $.3 million at December 31, 2003 to $3.9 million at September 30, 2004; securities decreased by $.1 million, from $2.3 million at December 31, 2003 to $2.2 million at September 30, 2004; loans increased by $10.5 million, from $26.4 million at December 31, 2003 to $36.9 million at September 30, 2004; property and equipment decreased by $.1 million, from $3.0 million at December 31, 2003 to $2.9 million at September 30, 2004; and all other assets remained the same at $.5 million. To fund the growth in assets, deposits increased by $13.1 million, from $25.6 million at December 31, 2003 to $38.7 million at September 30, 2004; borrowings and other liabilities increased by $.7 million, from $1.7 million at December 31, 2003 to $2.4 million at September 30, 2004; and the capital accounts grew by $.1 million, from $5.1 million at December 31, 2003 to $5.2 million at September 30, 2004.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.9 million, representing 8.4% of total assets. Investment securities, which amounted to $2.2 million, or 4.8% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                            September 30, 2004      by the OCC
                              -------------      ----------------
     Leverage ratio               12.8%                4.0%
     Risk weighted ratio          14.4%                8.0%

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

Following is an analysis of significant off-balance sheet financial instruments at September 30, 2004 and December 31, 2003:

                                            At             At
                                       September 30,   December 31,
                                           2004           2003
                                         --------      ------------
                                             (In thousands)
      Commitments to extend credit       $ 2,951         $ 3,996
      Standby letters of credit               62             172
                                          ------          ------
                                         $ 3,013         $ 4,168
                                          ======          ======

Results of Operations
---------------------

	For the three-month period ended September 30, 2004, net income amounted to $59,643, or $.09 per both basic and diluted share. For the three-month period ended September 30, 2003, net income amounted to $31,121, or $.05 per both basic and diluted share. The reasons for the improvement in the results of operations for the three-month period ended September 30, 2004 vis-a-vis the results obtained during the three-month period ended September 30, 2003 are as follows:

   (a) Net interest income increased from $329,030 for the three-month period ended September 30, 2003 to $427,896 during the three-month period ended September 30, 2004, an increase of approximately $99,000. The main reason for the above increase centers on the fact that average earnings assets increased by $9.9 million, from $24.6 million (2003) to $34.5 million (2004).

   (b) Non-interest income for the three-month periods ended September 30, 2004 and 2003 amounted to $88,488 and $52,831, respectively. The increase in non-interest income is primarily due to the gain on sale of SBA guaranteed loans.

   (c) Non-interest expense increased from $305,268 for the three-month period ended September 30, 2003 to $376,051 for the three-month period ended September 30, 2004. As a percent of average assets, however, non-interest expense declined from 4.29% for the 2003 period to 3.81% for the 2004 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

	For the nine-month period ended September 30, 2004, net income amounted to $56,193, or $.09 per both basic and diluted share. For the nine-month period ended September 30, 2003, net (loss) amounted to $(5,743), or $(.01) per both, basic and diluted share. The primary reasons for the improvement in income for the nine-month period ended September 30, 2004 when compared with the nine-month period ended September 30, 2003 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $1,270,481 for the nine-month period ended September 30, 2003 to $1,643,087 for the nine-month period ended September 30, 2004, an increase of $372,606. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $429,215 for the nine-month period ended September 30, 2003 to $539,938 for the nine-month period ended September 30, 2004, an increase of $110,723. Because the growth in interest income during the nine-month period ended September 30, 2004 out-paced the increase in the cost of funds, net interest income grew from $841,266 for the nine-month period ended September 30, 2003 to $1,103,149 for the nine-month period ended September 30, 2004.

     Net interest yield, defined as net interest income divided by average interest earnings assets, decreased from 4.55% during the nine-month period ended September 30, 2003 to 4.25% during the nine-month period ended September 30, 2004. The decline is primarily due to the fact that as the Bank grows, its capital accounts, a free source of funds, become less prominent as a source of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2004.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $   888          $    7             1.05%
         Securities           2,206              44             2.66%
         Loans               31,482           1,592             6.74%
                             ------           -----             ----
            Total           $34,576          $1,643             6.35%
                             ======           -----             ----

         Federal funds
           and borrowings   $ 1,651          $   41             3.31%
         Transactional
           accounts           6,509              60             1.23%
         Savings                620               4              .86%
         CD's                20,789             435             2.79%
                             ------           -----             ----
            Total           $29,569          $  540             2.43%
                             ======           -----             ----

         Net interest income                 $1,103
                                              =====

         Net yield on earnings assets                           4.25%
                                                                ====

b. For the nine-month period ended September 30, 2004, non-interest income amounted to $229,937, or .80% of average assets. By comparison, non-interest income for the nine-month period ended September 30, 2003 amounted to $135,248, or .65% of average assets. The majority of the increase is attributed to gains associated with the sale of SBA guaranteed loans.

c. For the nine-month period ended September 30, 2004, non-interest expense amounted to $1,107,242, or 3.85% of average assets. By comparison, for the nine-month period ended September 30, 2003, non-interest expense amounted to $913,186, or 4.38% of average assets. This decrease (in percent) is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for the nine-month periods ended September 30, 2004 and 2003 amounted to $129,643 and $73,113, respectively. The increase in the provision for loan losses is mainly due to the increase in loans.

     During the nine-month period ended September 30, 2004, the allowance for loan losses increased by $110,529, to $437,084. The allowance for loan losses as a percentage of gross loans declined from 1.22% at December 31, 2003 to 1.17% at September 30, 2004. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      No matter was submitted to a vote by shareholders.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

     (a)  Exhibits:  The following exhibits are filed with this report.

          Exhibit
          Number                         Description
          -------                        -----------

           31.1 Certification Pursuant to Rule 13a-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley
                    Act Of 2002.

           32.1 Certification Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 2004.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: November 15, 2004     BY:  /s/ William B. Gossett
      -----------------          --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)