Form 10KSB
period 2004-12-31
ISLANDS BANCORP
filed 2005-03-31
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)

  X   Annual report under Section 13 or 15(d) of the Securities Exchange Act
----  of 1934
      For fiscal year ended DECEMBER 31, 2004
                            -----------------

      Transition report under Section 13 or 15(d) of the Securities Exchange ---- Act of 1934
      For the transition period from _____________ to _______________

                        Commission File Number 000-29267

                                 ISLANDS BANCORP
                  ----------------------------------------------
                  (Name of small business issuer in its charter)

       SOUTH CAROLINA                                     57-1082388
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

   2348 BOUNDARY STREET, BEAUFORT, SC                       29902
----------------------------------------                --------------
(Address of Principal Executive Offices)                  (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:   NONE.

Securities registered pursuant to Section 12(g) of the Act:   COMMON STOCK, NO
                                                              PAR VALUE PER
                                                              SHARE.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been
subject to such filing requirements for past 90 days.   Yes  X  No
                                                            ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  ----

State issuer's revenue for its most recent fiscal year:  $2,745,427

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE
                                         -------------------------------------
COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 25, 2005 WAS 431,185.
-------------------------------------------------------------------------------
THERE IS NO PUBLIC TRADING MARKET FOR THE COMPANY'S COMMON STOCK.  BASED ON THE
-------------------------------------------------------------------------------
LAST SALE OF THE COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON
------------------------------------------------------------------------------
FEBRUARY 18, 2005 AT $10.00 PER SHARE, THE AGGREGATE MARKET VALUE OF THE
------------------------------------------------------------------------
COMPANY'S COMMON STOCK HELD BY NON-AFFILIATES IS $4,311,850.
------------------------------------------------------------

                      APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 652,705 SHARES OF COMMON STOCK WERE
                                            -----------------------------------
OUTSTANDING AS OF MARCH 25, 2005.
---------------------------------

                        DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2004 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 26, 2005, are incorporated by reference into Part III.

Transitional Small Business Disclosure format (check one):   Yes      No  X
                                                                 ----    ----

                                 TABLE OF CONTENTS

                                                                          PAGE
                                                                         NUMBER

PART I                                                                      3

  ITEM 1.    DESCRIPTION OF BUSINESS                                        3

  ITEM 2.    DESCRIPTION OF PROPERTIES                                     25

  ITEM 3.    LEGAL PROCEEDINGS                                             25

  ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           25

PART II                                                                    25

  ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS                               25

  ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS                          26

  ITEM 7.    FINANCIAL STATEMENTS                                          26

  ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE                        26

  ITEM 8A.   CONTROLS AND PROCEDURES                                       26

  ITEM 8B.   OTHER INFORMATION                                             27

PART III                                                                   27

  ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
             AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
             OF THE EXCHANGE ACT                                           27

  ITEM 10.   EXECUTIVE COMPENSATION                                        27

  ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
             BENEFICIAL OWNERS AND MANAGEMENT                              27

  ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                28

  ITEM 13.   EXHIBITS, LISTS AND REPORTS ON FORM 10-KSB                    28

  ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES                        29

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS
-------   -----------------------

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

      The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the Federal Deposit Insurance Corporation (the "FDIC"), as of June 30, 2004, the Beaufort County area was served by 18 banking and savings institutions with 59 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are SunTrust Bank, Bank of America, N.A., and Wachovia Bank, N.A.

      The Bank operates a loan production office near the Citadel Mall in Charleston, South Carolina. This limited service office does not accept deposits and offers small business loans guaranteed by the U.S. Small Business Administration. The Charleston market was selected because of the size of the market and the close proximity to our home office. The Charleston loan production office is not expected to cause a material impact on the Bank's overall operation or safety and soundness while providing an opportunity to generate fee income.

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

      * COMMERCIAL REAL ESTATE. The Bank offers commercial real estate loans to developers of both commercial and residential properties. The Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which will be different for each type of business and commercial entity.
          We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Management attempts to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80 percent. In addition, we may also require personal guarantees of the principal owners.

      * CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell the property prior to beginning construction, the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, the loan is considered to be on a speculative basis. Residential and commercial construction loans are made to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally are limited to 18 months, although payments may be structured on a longer amortization basis. The ratio of the loan principal to the value of the collateral as established by independent appraisal do not exceed 75 percent. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction, management anticipates that the mortgage will be converted to a permanent loan and may be sold to an investor in the secondary mortgage market.

      * RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are made to qualified individuals for the purchase of existing single-family residences in our primary market area. These loans conform to the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Mortgage loans that do not conform to the Bank's policies are sold in the secondary markets. The risk of these loans depends on the salability of the loan to national investors and on interest rate changes. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before originating the loan. The Bank retains loans for its portfolio when it has sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

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

      COMMERCIAL LOANS. Commercial lending activities are directed principally toward businesses whose demand for funds falls within the Bank's anticipated lending limits. This category of loans includes loans made to individuals, partnerships, and corporate borrowers. The loans are obtained for a variety of
business purposes.   Particular emphasis is placed on loans to small to medium-
sized professional firms, retail and wholesale businesses, light industry and manufacturing concerns operating in and around the primary market area. The Bank considers "small businesses" to include commercial, professional and retail businesses with annual gross sales of less than $15 million or annual operating costs of less than $3 million. Within small business lending, the Bank focuses on niches in the market and offers small business loans utilizing government enhancements, such as the Small Business Administration's 7(a) program. The types of commercial and small business loans provided include principally term loans with variable interest rates secured by equipment, inventory, receivables and real estate, as well as secured and unsecured working capital lines of credit. Risks of these types of loans depend on the general business conditions of the local economy and the local business borrower's ability to sell its products and services in order to generate sufficient business profits to repay the loan under the agreed upon terms and conditions. Personal guarantees may be obtained from the principals of business borrowers and third parties to further support the borrower's ability to service the debt and reduce the risk of nonpayment.

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

EMPLOYEES

      At December 31, 2004, the Company and the Bank employed 15 full-time employees and three part-time employees. Islands Bancorp does not have any employees other than its officers who are also employees of the Bank. The Company considers its relationship with its employees to be excellent.

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

                                  ISLANDS BANCORP

      Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956 (the "BHC Act") and the South Carolina Banking and Branching Efficiency Act. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve").

      ACQUISITIONS OF BANKS. The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before doing any of the following:

      * Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the Bank's voting shares;

      *   Acquiring all or substantially all of the assets of any bank; or

      *   Merging or consolidating with any other bank holding company.

      Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

      Under the BHC Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in South Carolina may purchase a bank located outside of South Carolina. Conversely, an adequately capitalized and adequately managed bank holding company located outside of South Carolina may purchase a bank located inside South Carolina. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, South Carolina law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and has had continuous operations for five years. As a result, no bank holding company may acquire control of the Company or the Bank until after the fifth anniversary of the date that the Bank began business.

      CHANGE IN BANK CONTROL. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either of the following:

      * The bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

      * No other person owns a greater percentage of that class of voting securities immediately after the transaction.

      Our common stock is registered under Section 12 the Securities Exchange Act of 1934 (the "Exchange Act"). The regulations provide a procedure for challenging the rebuttable presumption of control.

      PERMITTED ACTIVITIES. Bank holding companies are generally prohibited under the BHC Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than the following:

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

      Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

                               ISLANDS COMMUNITY

      As a national bank, the Bank is primarily subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the Office of the Comptroller of the Currency (the "OCC"). The OCC regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

      BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

      PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

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

      FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.44 cents per $100 of deposits for the first quarter of 2005.

      The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

      COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC, or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Since the Bank's aggregate assets do not exceed $250 million, under the Gramm-Leach-Bliley Act, we are subject to a Community Reinvestment Act examination only once every 60 months if we receive an outstanding rating, once every 48 months if we receive a satisfactory rating and as needed if our rating is less than satisfactory. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

      * Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

      * The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

      In addition to the federal laws noted above, South Carolina has adopted, effective January 1, 2004, laws imposing restrictions and procedural requirements on mortgage loans classified as "high-cost home loans" and on the "flipping" of consumer home loans. As drafted, these laws generally apply to most mortgage loans made in South Carolina. On January 13, 2004, however, the OCC published final regulations clarifying the ability of a national bank to preempt state lending laws. Under these regulations, which became effective on February 2, 2004, the Bank is exempt from the foregoing South Carolina laws.

      The deposit operations of the Bank are subject to the following:

      * The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

      * The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

      The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve (in the case of the Company) and the OCC (in the case of the Bank). The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Since the Company's consolidated total assets do not exceed $150 million, under the Federal Reserve's capital guidelines, its capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the OCC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

      The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, our ratio of total capital to risk-weighted assets was 13.54% and our ratio of Tier 1 Capital to risk-weighted assets was 12.38%.

      In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 10.90%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

      The Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by our board of directors in any year will exceed (1) the total of the Bank's net profits for that year, plus (2) the Bank's retained net profits of the preceding two years, less any required transfers to surplus.

      The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the OCC, the Bank were engaged in or about to engage in an unsafe or unsound practice, the OCC could require, after notice and a hearing, that the Bank stop or refrain engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action."

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

CONSUMER CREDIT REPORTING

      On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the "FAIR Act"), amending the federal Fair Credit Reporting Act (the "FCRA"). These amendments to the FCRA (the "FCRA Amendments") became effective in 2004.

      The FCRA Amendments include, among other things:

      * requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

      * for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

      * a requirement for mortgage lenders to disclose credit scores to consumers.

      The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as may be allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

      The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (the "USA PATRIOT Act"), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships and are intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and otherwise has implemented policies and procedures to comply with the foregoing rules.

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

EFFECT OF GOVERNMENTAL MONETARY POLICIES

      Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.


                           SELECTED STATISTICAL INFORMATION

             DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                      INTEREST RATES AND INTEREST DIFFERENTIAL

      The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2004 and 2003. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in thousands)

                              AVERAGE CONSOLIDATED ASSETS

                                           Year Ended December 31,
                                          2004                 2003
                                        --------             --------
Cash and due from banks                 $    726             $    503
                                         -------              -------
Taxable securities                      $  2,199             $  2,280
Federal funds sold                         1,130                  752
Net loans                                 33,335               22,507
                                         -------              -------
   Total interest-earning assets        $ 36,664             $ 25,539
Other assets                               3,400                3,272
                                         -------              -------
Total assets                            $ 40,790             $ 29,314
                                         =======              =======

         AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

Non-interest-bearing deposits           $  3,996             $  2,638
NOW and money market deposits              6,685                4,430
Savings deposits                             657                  406
Time deposits                             22,473               16,422
Other borrowings                           1,790                  386
Other liabilities                             68                   59
                                         -------              -------
Total liabilities                       $ 35,669             $ 24,341
Stockholders' equity                       5,121                4,973
                                         -------              -------
Total liabilities
 and stockholders' equity               $ 40,790             $ 29,314
                                         =======              =======

      The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability: ($ in thousands)

                    Year Ended December 31, 2004    Year Ended December 31, 2003
                    -----------------------------    ---------------------------
                               Interest  Average              Interest  Average
                    Average    Earned/   Yield/     Average   Earned/   Yield/
                     Amount     Paid      Rate       Amount    Paid      Rate
                     ------     ----      ----       ------    ----      ----
     Assets
     ------
Taxable securities $  2,199   $    58     2.64%    $  2,280  $    75     3.29%
Federal funds sold    1,130        16     1.42%         752        8     1.06%
Net loans            33,335(1)  2,254(2)  6.76%      22,507(1) 1,563(2)  6.94%
                    -------    ------               -------   ------
Total
 earning assets    $ 36,664   $ 2,328     6.35%    $ 25,539  $ 1,646     6.45%
                    =======    ======               =======   ======
   Liabilities
   -----------
NOW and money
 market deposits   $  6,685   $    82     1.23%    $  4,430  $    62     1.40%
Savings deposits        657         6      .91%         406        4      .99%
Time deposits        22,473       631     2.81%      16,422      504     3.07%
Other borrowings      1,790        57     3.18%         386        9     2.33%
                    -------    ------               -------   ------
Total interest
 bearing
 liabilities       $ 31,605   $   776     2.46%    $ 21,644  $   579     2.67%
                    =======    ======               =======   ======
Net yield on
 earning assets                           4.45%                          4.18%
______________________

1 At December 31, 2004 and 2003, loans on non-accrual status amounted to $249 and $39.
2 Interest earned on net loans includes $141 and $102 in loan fees and loan service fees for the years ended December 31, 2004 and 2003, respectively.

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

                                         Year Ended December 31, 2004
                                                 Compared to
                                         Year Ended December 31, 2003
                                         ----------------------------
                                          Increase (Decrease) due to
                                           Volume     Rate     Total
                                           ------     ----     -----
                                                (in thousands)
      Interest earned on:
        Taxable securities                  $  (3)   $ (14)    $ (17)
        Federal funds sold                      5        3         8
        Net loans                             731      (40)      691
                                             ----     ----      ----
          Total interest income             $ 733    $ (51)    $ 682
                                             ----     ----      ----

      Interest paid on:
        NOW and money market deposits       $  27    $  (7)    $  20
        Savings deposits                        2      --          2
        Time deposits                         166      (38)      128
        Other borrowings                       44        4        48
                                             ----     ----      ----
          Total interest expense            $ 239    $ (41)    $ 198
                                             ----     ----      ----

      Change in net interest income         $ 494    $ (10)    $ 484
                                             ====     ====      ====

                                         Year Ended December 31, 2003
                                                 Compared to
                                         Year Ended December 31, 2002
                                         ----------------------------
                                          Increase (Decrease) due to
                                           Volume     Rate     Total
                                           ------     ----     -----
                                                (in thousands)
      Interest earned on:
        Taxable securities                  $  15    $  (8)    $   7
        Federal funds sold                     (3)      (4)       (7)
        Net loans                             714     (132)      582
                                             ----     ----      ----
          Total interest income             $ 726    $(144)    $ 582
                                             ----     ----      ----

      Interest paid on:
        NOW and money market deposits       $  24    $  (7)    $  17
        Savings deposits                        3      --          3
        Time deposits                         267      (42)      225
        Other borrowings                        7        1         8
                                             ----     ----      ----
          Total interest expense            $ 301    $ (48)    $ 253
                                             ----     ----      ----

      Change in net interest income         $ 425    $ (96)    $ 329
                                             ====     ====      ====

                           INVESTMENT PORTFOLIO

      As of December 31, 2004, investment securities comprised approximately 4.5% of the Bank's assets and net loans comprised approximately 85.3% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, obligations of agencies of the United States and certificates of deposit issued by commercial banks. In addition, the Bank enters into Federal Funds transactions with its principal correspondent banks, and generally acts as a net seller of such funds. At December 31, 2004, the Bank was a net seller of funds in the Federal funds market. The sale of Federal Funds amounts to a short-term loan from the Bank to another bank.

      The following table presents, for the date indicated, the book value of the Bank's investments. All securities held at December 31, 2004 and 2003 were categorized as available-for-sale. ($ in thousands)

                                             December 31,
                                        -------------------
                                         2004        2003
                                        -------     -------
       U.S.Agency                       $   503     $ -  -
       U.S. Agency Pools                  1,339       2,096
       FRB, FHLB stock                      316         227
                                         ------      ------
          Total                         $ 2,158     $ 2,323
                                         ======      ======

      The following table indicates as of December 31, 2004 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                    Weighted
                                                    Average
                                         Amount      Yield
                                         ------      -----
    Obligations of U.S. Agencies:
      0-1 year                          $ -  -        N/A
      Over 1 through 5 years                503      3.98%
      Over 5 through 10 years             -  -        N/A
      Over 10 years                       1,339      3.55%
      FRB and FHLB stock (no maturity)      316      4.70%
                                         ------      -----
        Total                           $ 2,158      3.82%


                                         ======      =====


                                 LOAN PORTFOLIO


      The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2004, the Bank had a legal lending limit for unsecured loans of up to $866,000 to any one person.

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

                                                    As of December 31,
                                                  ---------------------
               Type of Loan                         2004         2003
               ------------                       --------     --------
   Domestic:
     Commercial, financial and agricultural       $  6,390     $  4,288
     Real estate - construction                     11,085        5,806
     Real estate - mortgage                         18,974       13,641
     Installment and other loans to individuals      4,974        2,938
                                                   -------      -------
        Subtotal                                  $ 41,423     $ 26,673
     Less:  Allowance for possible loan losses        (488)        (326)
                                                   -------      -------
        Total (net of allowance)                  $ 40,935     $ 26,347
                                                   =======      =======

        MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

      The following is a presentation of an analysis of maturities of certain loans as of December 31, 2004: ($ in thousands)

                                                    Due         Due
                                    Due 1       After 1 to     After
   Type of Loan                  Year or Less     5 Years     5 Years     Total
   ------------                  ------------     -------     -------     -----
Commercial, financial
 and agricultural                  $ 4,645       $ 1,697      $   48     $ 6,390
Real Estate - construction          10,332           753        --        11,085
                                    ------        ------       -----      ------
     Total                         $14,977       $ 2,450      $   48     $17,475
                                    ======        ======       =====      ======

                                    RISK ELEMENTS

      For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2004: ($ in thousands)

                                                    Due         Due
                                    Due 1       After 1 to     After
   Type of Loan                  Year or Less     5 Years     5 Years     Total
   ------------                  ------------     -------     -------     -----
Predetermined interest rate        $ 5,494       $ 1,335      $   48     $ 6,877
Floating interest rate               9,483         1,115        --        10,598
                                    ------        ------       -----      ------
     Total                         $14,977       $ 2,450      $   48     $17,475
                                    ======        ======       =====      ======

      The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed upon terms, and all other loans that are performing according to the loan agreement but may have substantive indication of potential credit weakness. At December 31, 2004 and 2003, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, amounted to approximately $816,137 and $565,396, respectively. The average recorded investment in impaired loans amounted to approximately $663,119 and $570,412, respectively, for the years ended December 31, 2004 and 2003. The allowance for loan losses related to impaired loans amounted to approximately $169,648 and $32,150 at December 31, 2004 and 2003, respectively. Interest income recognized on impaired loans for the years ended December 31, 2004 and 2003 amounted to $39,597 and $32,242, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2004 and 2003. Loans on non-accrual status at December 31, 2004 and 2003 had outstanding balances of $249,202 and $38,803, respectively. Interest recognized on non-accruing loans at December 31, 2004 and 2003 was $3,347 and $1,422 respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

      As of December 31, 2004, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

      Accrual of interest is discounted on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2004, two loans with an aggregate principal of approximately $28,000 were over 90 days past due but still accruing interest, compared with two such loans with an aggregate principal of $140,000 at December 31, 2003. As of December 31, 2004, no loans were considered to be "troubled-debt restructured." As of December 31, 2004, one loan with an aggregate balance of approximately $249,000 was on non-accrual status, compared to one such loan with an aggregate principal of approximately $38,803 as of December 31, 2003.

                       SUMMARY OF LOAN LOSS EXPERIENCE

      An analysis of the Bank's loss experience is furnished in the following table for the period indicated, as well as a breakdown of the allowance for possible loan losses: ($ in thousands)

            ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                      Year Ended December 31,
                                      -----------------------
                                         2004          2003
                                        ------        ------
  Balance at beginning of period        $  326        $  221
                                         -----        -----
  Charge-offs:
     Real estate loans                     --            --
     Installments and
      other loans to individuals           (30)          (16)
     Commercial loans                      --            --
  Recoveries                                 1           --
                                         -----         -----
  Net charge-offs                          (29)          (16)
                                         -----         -----
  Additions charged to operations          191           121
                                         -----         -----
  Balance at end of period              $  488        $  326
                                         =====         =====

  Ratio of net charge-offs during
   the period to average loans
   outstanding during the period          0.09%        0.07%
                                          =====        =====

      At December 31, 2004 and 2003, the allowance was allocated as follows:
($ in thousands)

                                     December 31, 2004     December 31, 2003
                                    --------------------  --------------------
                                                Percent               Percent
                                                of loans              of loans
                                                in each               in each
                                                category              category
                                                 to total              to total
                                      Amount     loans       Amount    loans
                                      ------     --------    ------    --------
Commercial, Financial
 and Agricultural                     $   80       15.4%     $   60      16.1%
Real Estate - Construction               150       26.8%        103      21.8%
Real Estate - Mortgage                   145       45.8%        113      51.1%
Installment and Other
 Loans to Individuals                     75       12.0%         36      11.0%
Unallocated                               33        N/A          14       N/A
                                       -----      -----       -----     -----
Total                                 $  488      100.0%     $  326     100.0%
                                       =====      =====       =====     =====

      In considering the adequacy of the Company's allowance for possible loan losses, management has focused on the fact that as of December 31, 2004, 15.4% outstanding loans are in the category of commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans are generally considered by management as having greater risk than other categories of loans in the Company's loan portfolio. However, 96.5% of these commercial loans at December 31, 2004 were made on a secured basis. Management believes that the secured condition of the preponderant portion of its commercial loan portfolio greatly reduces any risk of loss inherently present in commercial loans.

      The Company's consumer loan portfolio is also well secured. At December 31, 2004, 93.0% of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property. Management believes that these loans involve less risk than commercial loans.

      Real estate mortgage loans constituted 45.8% of outstanding loans at December 31, 2004. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

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

      The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:
($ in thousands)

                                           Year Ended December 31,
                              ------------------------------------------------
                                      2004                        2003
                                 -----------------           -----------------
                               Average      Average       Average     Average
Deposit Category               Amount      Rate Paid      Amount     Rate Paid
----------------               ------      ---------      ------     ---------
Non-interest-bearing
 demand deposits              $ 3,996         N/A        $ 2,638        N/A
NOW and money market deposits   6,685        1.23%         4,430       1.40%
Savings deposits                  657         .91%           406        .99%
Time deposits                  22,473        2.81%        16,422       3.07%


      The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2004:
($ in thousands)


   Time Certificates of Deposit             At December 31, 2004
   ----------------------------             --------------------
      3 months or less                           $ 1,309
      3-6 months                                   1,407
      6-12 months                                  1,994
      over 12 months                               4,320
                                                  ------
           Total                                 $ 9,030
                                                  ======


                       RETURN ON EQUITY AND ASSETS

      Returns on average consolidated assets and average consolidated equity for the period indicated were as follows:

                                                     Year Ended
                                                    December 31,
                                                --------------------
                                                 2004          2003
                                                 ----          ----
     Return on average assets                     .37%          .03%
     Return on average equity                    2.91%          .20%
     Average equity to average assets ratio     12.50%        17.00%
     Dividend payout ratio                       --  %         --  %

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

      Our Charleston loan production office is located in a 500-square-foot leased office at 3 Southpark Circle, Suite 260, Charleston, South Carolina. Rent for the office is $667 per month under a lease that is cancelable with 30 days' prior notice.


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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


                                       PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

      The response to this Item is partially included in the Company's 2004 Annual Report to Shareholders at page 42 and is incorporated herein by reference.

      The Company issued no unregistered securities during the fiscal year ended December 31, 2004 and did not repurchase any of its shares of common stock during the fourth quarter of 2004.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS

      The response to this Item is included in the Company's 2004 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of financial Condition and Results of Operations" at pages 1 through 9 and is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

      The following financial statements are included in the Company's 2004 Annual Report to Shareholders at pages 10 through 40 and are incorporated herein by reference.

      *  Report of Independent Certified Public Accountants

      *  Consolidated Balance Sheets as of December 31, 2004 and 2003

      * Consolidated Statements of Earnings for the Years Ended December 31, 2004 and 2003

      * Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004 and 2003

      * Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2004 and 2003

      * Consolidated Statements of Cash Flows for the Years Ended December 31, 2004 and 2003

      *  Notes to Consolidated Financial Statements


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


ITEM 8A.  CONTROLS AND PROCEDURES

      Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and as the date of this report, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, reviewed the effectiveness and design of our disclosure controls and procedures under Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer, concluded that such disclosure controls and procedures are adequate to ensure that material information relating to the Company, including its consolidated subsidiary, that is required to be included in its periodic filings with the Securities and Exchange Commission, is timely made known to them. During the quarter ended December 31, 2004, there were no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, the Company's control over financial reporting.


ITEM 8B.  OTHER INFORMATION

      None.

                                       PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

      The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the following headings and are incorporated herein by reference:

      "Proposal 1: Election of Directors-Class I Nominated Directors," "-Class III Continuing Directors" and "-Class II Continuing Directors" at pages 3 through 5.

      "Executive Officers" at page 6.

      "Section 16(a) Beneficial Ownership Reporting Compliance" at page 10.

      The Company has a Code of Ethics that applies to the Company's Chief Executive Officer and Principal Financial and Accounting Officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.


ITEM 10.  EXECUTIVE COMPENSATION

      The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Compensation" at pages 7 through 8, and are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The responses to this Item are partially included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management" at pages 9 through 10, and are incorporated herein by reference.

      The following table sets forth information regarding the number of shares subject to options issued and reserved for future issuance under the Islands Bancorp 2002 Stock Incentive Plan and warrants issued to the Company's directors. The Stock Incentive Plan was approved by the Board of Directors of the Company on March 19, 2002 and was approved by the shareholders of the Company on April 23, 2002. The Company does not maintain any other equity compensation plans.

                                                                    Number of
                                                                      shares
                                                                     remaining
                                   Number of                         available
                                  securities         Weighted-      for future
                                     to be            average        issuance
                                  issued upon         exercise    under the Plan
                                  exercise of         price of      (excludes
                                  outstanding        outstanding    outstanding
         Plan Category              options            options        options
         -------------              -------            -------        -------
Equity compensation plans
 approved by security holders       48,500             $10.00          49,405

Employee compensation plans not
 approved by security holders      200,105(1)          $10.00             0

Total                              248,605             $10.00          49,405

____________________

1 Represents warrants issued to the Company's directors on July 6, 2001. The warrants became exercisable in equal one-third (1/3) annual increments beginning on July 6, 2002 and are now fully exercisable. Exercisable warrants will remain exercisable for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of the Company, whichever is shorter. The exercise price of each warrant is subject to adjustment for stock splits, recapitalizations or other similar events. Additionally, if the Bank's capital falls below the minimum level, as determined by the OCC, the Company may be directed to require the directors to exercise or forfeit their warrants.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, under the headings "Certain Relationships and Related Transactions" at page 10 and "Compensation" at pages 7 through 8, and are incorporated herein by reference.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

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

10.2         Form of Organizers Warrant Agreement(1)

10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General Partnership(1)

10.4         Reserved.

10.5 Escrow Agreement dated November 23, 1999 between Islands Bancorp and The Bankers Bank(1)

10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001(3)

13.1 Islands Bancorp 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report

22.1         Subsidiaries of Islands Bancorp

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

(b)  Reports on Form 8-K filed in the fourth quarter of 2004:  None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The responses to this Item are included in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders under the heading "Independent Public Accountant" at pages 10 through 11.

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Islands Bancorp has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 ISLANDS BANCORP


                                 By: /s/ William B. Gossett
                                     -------------------------------
                                     William B. Gossett
                                     President and Chief Executive Officer

                                 Date:  March 28, 2005


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

          Signature               Title                        Date

/s/ Louis O. Dore            Director                             March 28, 2005
--------------------------
Louis O. Dore

/s/ Paul M. Dunnavant, III   Treasurer and Director               March 28, 2005
--------------------------
Paul M. Dunnavant, III

/s/ Martha B. Fender         Vice President and Director          March 28, 2005
--------------------------
Martha B. Fender

/s/ Daryl A. Ferguson        Director                             March 28, 2005
--------------------------
Daryl A. Ferguson

/s/ D. Martin Goodman        Chairman of the Board of Directors   March 28, 2005
--------------------------
D. Martin Goodman

/s/ William B. Gossett       President, Chief Executive Officer
--------------------------   and Director*
William B. Gossett

/s/ Stancel E. Kirkland, Sr. Director                             March 28, 2005
--------------------------
Stancel E. Kirkland, Sr.

/s/ Carl E. Lipscomb         Director                             March 28, 2005
--------------------------
Carl E. Lipscomb

/s/ Edward J. McNeil, Jr.    Secretary and Director               March 28, 2005
--------------------------
Edward J. McNeil, Jr.

/s/ Frances K. Nicholson     Director                             March 28, 2005
--------------------------
Frances K. Nicholson

/s/ Narayan Shenoy           Director                             March 28, 2005
--------------------------
Dr. Narayan Shenoy

/s/ J. Frank Ward            Director                             March 28, 2005
--------------------------
J. Frank Ward

/s/ Bruce K. Wyles           Director                             March 28, 2005
--------------------------
Bruce K. Wyles

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

10.2         Form of Organizers Warrant Agreement(1)

10.3 Assignment and Assumption Agreement dated August 25, 1999, between Islands Bancorp and NBB General Partnership(1)

10.4         Reserved.

10.5 Escrow Agreement dated November 23, 1999 between Islands Bancorp and The Bankers Bank(1)

10.6 Loan Agreement dated September 7, 1999 between Islands Bancorp and GrandSouth Bank, as extended on December 7, 1999, and form of Guaranty Agreement issued to GrandSouth Bank by various organizers of Islands Bancorp(1)

10.7 Promissory Note dated November 15, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.8 Promissory Note dated December 26, 2000 by Islands Bancorp in favor of The Bankers Bank and form of Commercial Guaranty issued to The Bankers Bank by various organizers of Islands Bancorp(2)

10.9 Agreement between Islands Community Bank and Patterson Construction, Inc. for the main office renovation of Islands Community Bank, dated November 6, 2001(3)

13.1 Islands Bancorp 2004 Annual Report to Shareholders. Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2004 Annual Report to Shareholders is not deemed to be filed as part of this Report

22.1         Subsidiaries of Islands Bancorp

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