Form 10QSB
period 2005-03-31
ISLANDS BANCORP
filed 2005-05-13
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2005.

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

	Common stock, no par value per share, 652,705 shares outstanding as of May 12, 2005.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                       March 31,    December 31,
------                                          2005          2004
                                            -----------    ----------

Cash and due from banks                     $   541,284   $   758,109
Federal funds sold                            4,452,000       782,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 4,993,284   $ 1,540,109
Securities:
Available-for-sale, at fair value             2,068,899     2,158,126
Loans, net                                   45,022,099    40,934,809
Property and equipment, net                   2,231,556     2,254,139
Other assets                                  1,117,172     1,096,520
                                            -----------   -----------
 Total Assets                               $55,433,010   $47,983,703
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 4,952,292   $ 4,378,127
Interest bearing deposits                    42,566,672    35,749,189
                                            -----------   -----------
  Total deposits                            $47,518,964   $40,127,316
Borrowings                                    2,200,000     2,200,000
Other liabilities                               316,832       390,354
                                            -----------   -----------
 Total liabilities                          $50,035,796   $42,717,670
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                               (801,962)     (927,289)
Accumulated other comprehensive loss            (13,885)      (19,739)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,397,214   $ 5,266,033
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $55,433,010   $47,983,703
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                     March 31,
                                             ------------------------
                                                2005           2004
                                                ----           ----
Interest income                              $ 837,246      $ 467,325
Interest expense                               280,622        153,227
                                             ---------      ---------
Net interest income                          $ 556,624      $ 314,098

Provision for loan losses                       56,830         43,182
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 499,794      $ 270,916
                                             ---------      ---------
Other income:
 Gain on sale of loans                       $  86,865      $  53,816
 Service fees on deposit accounts               50,497         37,556
 Miscellaneous, other                            2,703          4,366
                                             ---------      ---------
   Total other income                        $ 140,065      $  95,738
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 260,053      $ 203,753
 Depreciation expense                           35,782         35,063
 Data processing                                36,544         28,661
 Rent expense                                    2,060          2,000
 ATM machine expense                             8,819          9,345
 Advertising and public relations               12,509          4,493
 Utilities and telephone                         6,331          6,708
 Legal & professional                           30,245         14,431
 Other operating expenses                       58,030         52,486
                                             ---------      ---------
  Total operating expenses                   $ 450,373      $ 356,940
                                             ---------      ---------

Income before income tax                     $ 189,486      $   9,714
Income tax                                      64,159          8,190
                                             ---------      ---------

Net income                                   $ 125,327      $   1,524
                                             =========      =========

Basic income per share                       $     .19      $     .00
                                             =========      =========

Diluted income per share                     $     .19      $     .00
                                             =========      =========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the three-month
                                               period ended March 31,
                                          ------------------------------
                                              2005               2004
                                              ----               ----
Net cash used by operating activities     $    125,271     $   (170,158)
                                          ------------     ------------
Cash flows from investing activities:
 Securities paydowns, calls, maturities   $     93,575     $    201,351
 Increase in loans                          (4,144,120)      (2,271,096)
 Purchase of fixed assets                      (13,199)          -  -
                                          ------------     ------------
Net cash used in investing activities     $ (4,063,744)    $ (2,069,745)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $  7,391,648     $  3,863,723
                                          ------------     ------------
Net cash provided
 from financing activities                $  7,391,648     $  3,863,723
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  3,453,175     $  1,623,820
Cash and cash equivalents,
 beginning of period                         1,540,109          326,730
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  4,993,284     $  1,950,550
                                          ============     ============

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2005
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2003               652,705   $ 6,213,061  $(1,067,330)  $ (20,827) $ 5,124,904
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2004                 - -           - -          1,524       - -          1,524

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2004       - -           - -          - -         2,153        2,153
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -          1,524       2,153        3,677
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2004               652,705   $ 6,213,061  $(1,065,806)  $ (18,674) $ 5,128,581
                  =========    ==========   ==========    ========   ==========

--------------------------

Balance,
 December 31,
 2004               652,705   $ 6,213,061  $  (927,289)  $ (19,739) $ 5,266,033
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 three-month
 period ended
 March 31,
 2005                 - -           - -        125,327       - -        125,327

Net unrealized
 gains on
 securities,
 three-month
 period ended
 March 31, 2005       - -           - -          - -         5,854        5,854
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        125,327       5,854      131,181
                  ---------    ----------   ----------    --------   ----------

Balance,
 March 31,
 2004               652,705   $ 6,213,061  $  (801,962)  $ (13,885) $ 5,397,214
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               MARCH 31, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                         Less than             Over
                       Twelve Months       Twelve Months             Total
                    -------------------  -----------------    ------------------
                    Fair     Unrealized  Fair   Unrealized    Fair    Unrealized
Description         Value       Loss     Value     Loss       Value      Loss
-----------         -----       ----     -----     ----       -----      ----
U.S. Agency       $500,468  $(1,220) $   -  -   $  -  -   $  500,468 $  (1,220)
U.S. Agency Pool    -  -      -  -    1,221,132  (19,818)  1,221,132   (19,818)
                   -------   ------   ---------  -------   ---------  --------
   Total          $500,468  $(1,220) $1,221,132 $(19,818) $1,721,600 $ (21,038)
                   =======   ======   =========  =======   =========  ========

      At March 31, 2005, unrealized losses in the securities portfolio amounted to $21,038 representing 1.02% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      EXCHANGES OF NONMONETARY ASSETS: In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets", an amendment to APB Opinion No. 29, "Accounting for Nonmonetary Transactions." This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      SHARE-BASED PAYMENT: In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment." Statement No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. The revised Statement generally requires that companies account for these share-based transaction using the fair-value-based method, and eliminates a company's ability to account for these transactions using the intrinsic value method of accounting in APB Opinion No. 25. For small business issuers, Statement No. 123(R) is effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company has not yet determined the exact impact the new standard will have on its consolidated financial statements. The above disclosures, as required by FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123," provide detail as to its results of operations as if it had applied the fair value based method and recognition provisions of Statement No. 148 to stock-based employee compensation to the current reporting periods.

      MEANING OF OTHER THAN TEMPORARY IMPAIRMENT: In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, "Meaning of Other Than Temporary Impairment," which addressed other-than-temporary impairment for certain debt and equity investments. The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position
(FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-01. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on the Company's financial condition, results of operations, or liquidity.

      LOAN COMMITMENTS: On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), "Application of Accounting Principles to Loan Commitment" stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan.

      The Company adopted the provisions of SAB 105 as of January 1, 2004. Adoption of SAB 105 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER:
In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer." SOP 03-3 requires acquired loans, including debt securities, to be recorded at the amount of the purchaser's initial investment and prohibits carrying over valuation allowances from the seller for those individually-evaluated loans that have evidence of deterioration in credit quality since origination, and it is probable all contractual cash flows on the loan will be unable to be collected. SOP 03-3 also requires the excess of all undiscounted cash flows expected to be collected at acquisition over the purchaser's initial investment to be recognized as interest income on a level-yield basis over the life of the loan. Subsequent increases in cash flows expected to be collected are recognized as impairment. Loans carried at fair value, mortgage loans held for sale, and loans to borrowers in good standing under revolving credit agreements are excluded from the scope of SOP 03-3. The guidance is effective for loans acquired in fiscal years beginning after December 15, 2004 and is not expected to have a material impact on the Company's financial condition, results of operations, or liquidity.

      ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY: In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This statement establishes standards for classifying and measuring certain financial instruments that embody obligations of the issuer and have
characteristics of both liabilities and equity.    The provisions of SFAS 150
became effective June 1, 2003, for all financial instruments created or modified after May 31, 2003, and otherwise became effective as of July 1, 2003. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations, or liquidity.

      In December 2003, the FASB deferred for an indefinite period the application of the guidance in SFAS 150 to noncontrolling interest that are classified as equity in the financial statement of a subsidiary but would be classified as a liability in the parent's financial statements under SFAS 150. The deferral is limited to mandatorily redeemable noncontrolling interest associated with finite-lived subsidiaries. Management does not believe any such applicable entities exist as of March 31, 2005, but will continue to evaluate the applicability of this deferral to entities which may be consolidated as a result of FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities."

      CONSOLIDATION OF VARIABLE INTEREST ENTITIES: In January 2003, the FASB issued FIN 46, which provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and the results of operations of a VIE are to be included in an entity's consolidated financial statements. A VIE exists when either the total equity investment is at risk is not sufficient to permit the entity to finance its activities itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct and indirect ability to make decisions about the entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, or the right to receive the expected residual returns of the entity if they occur.

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities was required as of March 31, 2004, unless previously applied. Adoption of FIN 46 did not result in a material impact on the Company's financial condition, results of operations, or liquidity.



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

     Allowance for Loan Losses: Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company's allowance for loan losses provides for probable losses based upon evaluations of known and inherent risks in the loan portfolio. Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charge-off, and is reduced by loans charged-off. For an additional discussion of the Company's methodology of assessing the adequacy of the allowance for loan losses, please refer to the December 31, 2004 Management's Discussion and Analysis of Financial Condition and Results of Operations found in the annual report as well as in the annual filing with the SEC.

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

     For calendar year 2005, the Company anticipates a higher net interest income as the Bank continues to expand its asset base. Many economists are predicting that the Federal Reserve Board will continue to increase short-term rates to combat inflationary fears and to bring down the growth in GDP rate to a more sustainable level. Because the Bank is asset sensitive, an increase in interest rates should benefit the Bank at least in the short run. This is due to the fact that assets would reprice faster than liabilities.

     There are a number of initiatives that are expected to contribute to 2005 and beyond. These initiatives include:

     * expectation of higher productivity generated by a loan production office in Charleston, South Carolina, and
     * investment in additional new business development capabilities and process improvements within the lending area.

	Total assets increased by $7.4 million, from $48.0 million at December 31, 2004 to $55.4 million at March 31, 2005. More specifically, cash and cash equivalents increased by $3.5 million, from $1.5 million at December 31, 2004 to $5.0 million at March 31, 2005; securities decreased by $.1 million, from $2.2 million at December 31, 2004 to $2.1 million at March 31, 2005; loans increased by $4.0 million, from $41.0 million at December 31, 2004 to $45.0 million at March 31, 2005; property and equipment and all other assets remained unchanged at $3.3 million. To fund the growth in assets, deposits increased by $7.4 million, from $40.1 million at December 31, 2004 to $47.5 million at March 31, 2005; other liabilities decreased by $.1 million, from $.4 million at December
31, 2004 to $.3 million at March 31, 2005; and the capital accounts increased by $.1 million, from $5.3 million at December 31, 2004 to $5.4 million at March 31, 2005.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The March 31, 2004 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $5.0 million, representing 9.0% of total assets. Investment securities, which amounted to $2.1 million, or 3.7% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                             March 31, 2005       by the OCC
                             --------------      ----------------
     Leverage ratio               10.3%                4.0%
     Risk weighted ratio          12.9%                8.0%


Results of Operations
---------------------

	For the three-month period ended March 31, 2005, net income amounted to $125,327, or $.19 per both basic and diluted share. For the three-month period ended March 31, 2004, net income amounted to $1,524 or $.00 per both basic and diluted share. The primary reasons for the improvement in income for the three-month period ended March 31, 2005 when compared with the three-month period ended March 31, 2004 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $467,325 for the three-month period ended March 31, 2004 to $837,246 for the three-month period ended March 31, 2005, an increase of $369,921. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $153,227 for the three-month period ended March 31, 2004 to $280,622 for the three-month period ended March 31, 2005, an increase of $127,395. Because the growth in interest income during the three-month period ended March 31, 2005 out-paced the increase in cost of funds, net interest income grew from $314,098 for the three-month period ended March 31, 2004 to $556,624 for the three-month period ended March 31, 2005.

     Net interest yield, defined as net interest income divided by average interest earnings assets, increased from 4.17% during the three-month period ended March 31, 2004 to 4.57% during the three-month period ended March 31, 2005. The increase is due to the fact the Company was able to increase the yield on its earning assets while maintaining its cost of funds at a level close to last year's. Below is pertinent information concerning the yield on earning assets and the cost of funds for the three-month period ended March 31, 2005.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $ 2,501           $ 14              2.24%
         Securities           2,096             14              2.67%
         Loans               44,129            809              7.33%
                             ------            ---              ----
            Total           $48,726           $837              6.87%
                             ======            ---              ----

         FHLB borrowings    $ 2,200           $ 16              2.91%
         Transactional
           accounts           6,867             23              1.34%
         Savings                679              2              1.03%
         CD's                32,377            239              2.95%
                             ------            ---              ----
            Total           $42,123           $280              2.66%
                             ======            ---              ----

         Net interest income                  $557
                                               ===

         Net yield on earnings assets                           4.57%
                                                                ====

b. For the three-month period ended March 31, 2005, non-interest income amounted to $140,065, or 1.07% of average assets. By comparison, non-interest income for the three-month period ended March 31, 2004 amounted to $95,738, or 1.12% of average assets, slightly above 2005 results. The reason for the increase (in dollar amount) from 2004 to 2005 is due to higher transactional activity and additional premium on the sale of SBA-guaranteed loans.

c. For the three-month period ended March 31, 2005, non-interest expense amounted to $450,373, or 3.44% of average assets. By comparison, for the three-month period ended March 31, 2004, non-interest expense amounted to $356,940, or 4.16% of average assets. This decrease is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for the three-month periods ended March 31, 2005 and 2004 amounted to $56,830 and $43,182, respectively. The increase in the 2005 period, as compared to the 2004 period, is due to the growth in the loan portfolio rather than a deterioration in asset quality.

     During the three-month period ended March 31, 2005, the allowance for loan losses increased by $56,830, to $544,685. At March 31, 2005, the allowance for loan losses as a percent of gross loans increased by .02% to 1.20%, from the December 31, 2004 results. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

Off-Balance Sheet Arrangements
------------------------------

      In the normal course of business, the Company has outstanding various commitments to extend credit in the form of unused loan commitments and standby letters of credit that are not reflected in the Company's consolidated financial statements. Since these commitments may expire without being exercised, these commitments do not necessarily represent future funding requirements. The Company uses the same credit and collateral policies in making commitments as those it uses in making loans.

      As of March 31, 2005, the Company had outstanding unused loan commitments of approximately $8.8 million, and standby letters of credit of approximately $42 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.


ITEM 3 - CONTROLS AND PROCEDURES
------   -----------------------

	At March 31, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures.
Based on the evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the three-months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

         No matters were submitted to a vote of the shareholders of the Company during the three-month period ended March 31, 2005.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

         This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

  (a) The certification of chief executive and financial officer is filed as Exhibit 31.1 hereto.

  (b) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32.1 hereto.

  (c) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 2005.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: May 12, 2005          BY:  /s/ William B. Gossett
      ---------------            --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)