Form 10QSB
period 2005-06-30
ISLANDS BANCORP
filed 2005-08-15
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2005.

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

	Common stock, no par value per share, 652,705 shares outstanding as of August 15, 2005.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                        June 30,    December 31,
------                                          2005          2004
                                            -----------    ----------

Cash and due from banks                     $   945,077   $   758,109
Federal funds sold                            2,688,000       782,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 3,633,077   $ 1,540,109
Securities:
Available-for-sale, at fair value             2,929,690     2,158,126
Loans, net                                   48,365,574    40,934,809
Property and equipment, net                   2,196,101     2,254,139
Other assets                                  1,050,297     1,096,520
                                            -----------   -----------
 Total Assets                               $58,174,739   $47,983,703
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 6,670,847   $ 4,378,127
Interest bearing deposits                    43,460,687    35,749,189
                                            -----------   -----------
  Total deposits                            $50,131,534   $40,127,316
Borrowings                                    2,200,000     2,200,000
Other liabilities                               326,039       390,354
                                            -----------   -----------
 Total liabilities                          $52,657,573   $42,717,670
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                               (681,949)     (927,289)
Accumulated other comprehensive loss            (13,946)      (19,739)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,517,166   $ 5,266,033
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $58,174,739   $47,983,703
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                      June 30,
                                             ------------------------
                                                2005           2004
                                                ----           ----
Interest income                              $ 913,016      $ 542,422
Interest expense                               327,078        181,280
                                             ---------      ---------
Net interest income                          $ 585,938      $ 361,142

Provision for loan losses                       58,849         40,554
                                             ---------      ---------
Net interest income after
 provision for loan losses                   $ 527,089      $ 320,588
                                             ---------      ---------
Other income:
 Gain on sale of loans                       $  39,472      $  -  -
 Service fees on deposit accounts               46,438         39,831
 Miscellaneous, other                            1,936          5,893
                                             ---------      ---------
   Total other income                        $  87,846      $  45,724
                                             ---------      ---------

Other expenses:
 Salaries and benefits                       $ 246,154      $ 215,267
 Depreciation expense                           36,145         35,049
 Data processing                                35,261         31,185
 Rent expense                                    2,129          2,000
 ATM machine expense                             9,035          8,829
 Advertising and public relations               12,959         13,042
 Utilities and telephone                         7,378          6,431
 Legal & professional                           20,950         17,165
 Other operating expenses                       54,078         45,283
                                             ---------      ---------
  Total operating expenses                   $ 424,089      $ 374,251
                                             ---------      ---------

Income (loss) before income tax              $ 190,846      $  (7,939)
Income tax (benefit)                            70,833         (2,965)
                                             ---------      ---------

Net income (loss)                            $ 120,013      $  (4,974)
                                             =========      =========

Basic income (loss) per share                $     .18      $    (.01)
                                             =========      =========

Diluted income (loss) per share              $     .18      $    (.01)
                                             =========      =========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                  Six months ended
                                                      June 30,
                                             ------------------------
                                                2005           2004
                                                ----           ----
Interest income                              $1,750,262    $1,009,760
Interest expense                                607,700       334,507
                                             ----------    ----------
Net interest income                          $1,142,562    $  675,253

Provision for loan losses                       115,679        83,736
                                             ----------    ----------
Net interest income after
 provision for loan losses                   $1,026,883    $  591,517
                                             ----------    ----------
Other income:
 Gain on sale of loans                       $  126,337    $   48,750
 Service fees on deposit accounts                96,935        77,387
 Miscellaneous, other                             4,639        15,312
                                             ----------    ----------
   Total other income                        $  227,911    $  141,449
                                             ----------    ----------

Other expenses:
 Salaries and benefits                       $  506,207    $  419,020
 Depreciation expense                            71,927        70,112
 Data processing                                 71,805        59,846
 Rent expense                                     4,189         2,000
 ATM machine expense                             17,854        18,174
 Advertising and public relations                25,468        17,535
 Utilities and telephone                         13,709        13,139
 Legal & professional                            51,195        31,596
 Other operating expenses                       112,108        99,769
                                             ----------    ----------
  Total operating expenses                   $  874,462    $  731,191
                                             ----------    ----------

Income before income tax                     $  380,332    $    1,775
Income tax                                      134,992         5,225
                                             ----------    ----------

Net income (loss)                            $  245,340    $   (3,450)
                                             ==========    ==========

Basic income (loss) per share                $      .38    $     (.01)
                                             ==========    ==========

Diluted income (loss) per share              $      .38    $     (.01)
                                             ==========    ==========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the six-month
                                               period ended June 30,
                                          ------------------------------
                                              2005               2004
                                              ----               ----
Net cash provided by operating activities $    420,311     $     26,149
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $ (1,498,440)    $   (507,767)
 Securities paydowns, calls, maturities        727,212          444,692
 Increase in loans                          (7,546,444)      (7,179,934)
 Purchase of fixed assets                      (13,889)          (2,034)
                                          ------------     ------------
Net cash used in investing activities     $ (8,331,561)    $ (7,245,043)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $ 10,004,218     $  9,122,008
                                          ------------     ------------
Net cash provided
 from financing activities                $ 10,004,218     $  9,122,008
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  2,092,968     $  1,903,114
Cash and cash equivalents,
 beginning of period                         1,540,109          326,730
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  3,633,077     $  2,229,844
                                          ============     ============

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2005
                              (UNAUDITED)

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
                  =========    ==========   ==========    ========   ==========

--------------------------

Balance,
 December 31,
 2004               652,705   $ 6,213,061  $  (927,289)  $ (19,739) $ 5,266,033
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 six-month
 period ended
 June 30,
 2005                 - -           - -        245,340       - -        245,340

Net unrealized
 gains on
 securities,
 six-month
 period ended
 June 30, 2005        - -           - -          - -         5,793        5,793
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        245,340       5,793      251,133
                  ---------    ----------   ----------    --------   ----------

Balance,
 June 30,
 2005               652,705   $ 6,213,061  $  (681,949)  $ (13,946) $ 5,517,166
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                               JUNE 30, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at March 31, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                       Less than           Over
                     Twelve Months      Twelve Months           Total
                    ----------------  -----------------   -------------------
                    Fair     Unrealized  Fair  Unrealized   Fair    Unrealized
Description         Value      Loss     Value    Loss       Value      Loss
-----------         -----      ----     -----    ----       -----      ----
U.S. Agency       $1,494,684 $(3,756) $ -  -   $  -  -   $1,494,684 $  (3,756)
U.S. Agency Pool      -  -      -  -   934,009  (17,724)    934,009   (17,724)
                   ---------  ------   -------  -------   ---------  --------
   Total          $1,494,684 $(3,756) $934,009 $(17,724) $2,428,693 $ (21,480)
                   =========  ======   =======  =======   =========  ========

      At June 30, 2005, unrealized losses in the securities portfolio amounted to $21,480 representing 0.73% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers. The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Under SFAS No. 123R, the Company must measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award.
SFAS No 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Compensation cost will be recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123R for either recognition or pro forma disclosures.

      On April 14, 2005, the Securities and Exchange Commission (SEC) amended Rule 4-01(a) of Regulation S-X that amended the compliance date for SFAS No. 123R. The SEC's new rule allows companies to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period that begins after June 15, 2005. The Company has determined that it will not adopt SFAS No. 123R until January 1, 2006.

      On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB
107), "Share-Based Payment." SAB 107 expresses the view of the SEC staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations, provides the staff's views regarding the valuation of share-based payments by public companies, and provides guidance regarding share-based payments with non-employees.

The Company has not determined the full impact of adoption of SFAS No. 123R.



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

	Total assets increased by $10.2 million, from $48.0 million at December 31, 2004 to $58.2 million at June 30, 2005. More specifically, cash and cash equivalents increased by $2.1 million, from $1.5 million at December 31, 2004 to $3.6 million at June 30, 2005; securities increased by $0.7 million, from $2.2 million at December 31, 2004 to $2.9 million at June 30, 2005; loans increased by $7.4 million, from $41.0 million at December 31, 2004 to $48.4 million at June 30, 2005; property and equipment and all other assets remained unchanged at $3.3 million. To fund the growth in assets, deposits increased by $10.0 million, from $40.1 million at December 31, 2004 to $50.1 million at June 30, 2005; other liabilities remained unchanged at $2.6 million at June 30, 2005; and the capital accounts increased by $0.2 million, from $5.5 million at December 31, 2004 to $5.5 million at June 30, 2005.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The June 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $3.6 million, representing 6.2% of total assets. Investment securities, which amounted to $2.9 million, or 5.0% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                              June 30, 2005       by the OCC
                             --------------      ----------------
     Leverage ratio                9.7%                4.0%
     Risk weighted ratio          12.6%                8.0%


Results of Operations
---------------------

	For the three-month period ended June 30, 2005, net income amounted to $120,013, or $0.18 per both basic and diluted share. For the three-month period ended June 30, 2004, net (loss) amounted to $(4,974), or $(0.01) per both basic and diluted share. The reasons for the improvement in the results of operations for the three-month period ended June 30, 2005 vis-a-vis the results obtained during the three-month period ended June 30, 2004 are as follows:

   (a) Net interest income increased from $361,142 for the three-month period ended June 30, 2004 to $585,938 during the three-month period ended June 30, 2005, an increase of approximately $225,000. The main reason for the above increase centers on the fact that average earnings assets have increased by $18.6 million, from $32.3 million (2004) to $50.9 million
        (2005).

   (b) Non-interest income for the three-month periods ended June 30, 2005 and 2004 amounted to $87,846 and $45,724, respectively. As a percent of average assets, non-interest income has increased from 0.51% for the three-month period ended June 30, 2004 to 0.62% for the three-month period ended June 30, 2005. The main reason for the improvement is a $30,000 gain on the sale of SBA-guaranteed loans during the 2005 period; no such gain was recorded in the 2004 period.

   (c) Non-interest expense has increased from $374,251 for the three-month period ended June 30, 2004 to $424,089 for the three-month period ended June 30, 2005. As a percent of average assets, however, non-interest expense has declined from 4.15% for the 2004 period to 2.99% for the 2005 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

	For the six-month period ended June 30, 2005, net income amounted to $245,340, or $0.38 per both basic and diluted share. For the six-month period ended June 30, 2004, net (loss) amounted to $(3,450), or $(0.01) per both, basic and diluted share. The primary reasons for the improvement in income for the six-month period ended June 30, 2005 when compared with the six-month period ended June 30, 2004 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $1,009,760 for the six-month period ended June 30, 2004 to $1,750,262 for the six-month period ended June 30, 2005, an increase of $740,502. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $334,507 for the six-month period ended June 30, 2004 to $607,700 for the six-month period ended June 30, 2005, an increase of $273,193. Because the growth in interest income during the six-month period ended June 30, 2005 out-paced the increase in the cost of funds, net interest income grew from $675,253 for the six-month period ended June 30, 2004 to $1,142,562 for the six-month period ended June 30, 2005.

     Net interest yield, defined as net interest income divided by average interest earnings assets, increased from 4.18% during the six-month period ended June 30, 2004 to 4.49% during the six-month period ended
     June 30, 2005. The increase is due to two factors: (i) rates in general have increased in the past year and (ii) the growth in the yield on earning assets outpaced the growth in the cost of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds for the six-month period ended June 30, 2005.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $ 2,792          $   38             2.69%
         Securities           2,382              32             2.68%
         Loans               45,727           1,680             7.35%
                             ------           -----             ----
            Total           $50,901          $1,750             6.88%
                             ======           -----             ----

         Federal funds
           and borrowings   $ 2,200          $   34             3.09%
         Transactional
           accounts           7,020              54             1.54%
         Savings                794               4             1.01%
         CD's                33,784             515             3.05%
                             ------           -----             ----
            Total           $43,798          $  607             2.77%
                             ======           -----             ----

         Net interest income                 $1,143
                                              =====

         Net yield on earnings assets                           4.49%
                                                                ====

b. For the six-month period ended June 30, 2005, non-interest income amounted to $227,911, or 0.83% of average assets. By comparison, non-interest income for the six-month period ended June 30, 2004 amounted to $141,449, or 0.78% of average assets. The majority of the increase was caused by the gain on sale of SBA loans.

c. For the six-month period ended June 30, 2005, non-interest expense amounted to $874,462, or 3.21% of average assets. By comparison, for the six-month period ended June 30, 2004, non-interest expense amounted to $731,191, or 4.06% of average assets. This decrease (in percent) is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for six-month periods ended June 30, 2005 and 2004 amounted to $115,679 and $83,736, respectively. The increase in the provision for loan losses is mainly due to the increase in loans.

     During the six-month period ended June 30, 2005, the allowance for loan losses increased by $115,679, to $603,534. The allowance for loan losses as a percentage of gross loans increased from 1.18% at December 31, 2004 to 1.23% at June 30, 2005. No recoveries or charge-offs have been experienced during the six-month period ended June 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      As of June 30, 2005, the Company had outstanding unused loan commitments of approximately $11.1 million, and standby letters of credit of approximately $196 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.


ITEM 3 - CONTROLS AND PROCEDURES
------   -----------------------

	For the period ended June 30, 2005, an evaluation was performed, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Bank's Cashier, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation, the Company's management, including the Chief Executive Officer and the Bank's Cashier, concluded that the Company's disclosure controls and procedures were effective at timely alerting them to material information relating to the Company (including its consolidated subsidiary) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no changes in the Company's internal control over financial reporting during the six-months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

The 2005 Annual Meeting of Shareholders of the Company was held on April 26, 2005. At the meeting, the following persons were elected as Class III directors to serve for a term of three years and until their successors are elected as qualified: Carl E. Lipscomb, Narayan Shenoy, J. Frank Ward, and Bruce K. Wyles.

The number of votes cast for, against and withheld with respect to the election of each nominee for Class III director was as follows:

                               Votes      Votes       Votes
                                For      Against     Withheld
                                ---      -------     --------
Carl E. Lipscomb              425,489      - -        1,400
Narayan Shenoy                425,639      - -        1,250
J. Frank Ward                 425,639      - -        1,250
Bruce K. Wyles                425,639      - -        1,250

No other matters were presented or voted on at the 2005 Annual Meeting of Shareholders.

The following persons did not stand for reelection at the 2005 Annual Meeting of Shareholders as their term of office continued after the Annual Meeting:
William B. Gossett, Louis O. Dore, Martha B. Fender, D. Martin Goodman, Paul Dunnavant, III, Daryl A. Ferguson, Stancel E. Kirkland, Jr., Edward J. McNeil, Jr., and Frances K. Nicholson.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

         This item is not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------

  (a) The certification of chief executive and financial officer is filed as Exhibit 31.1 hereto.

  (b) The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32.1 hereto.

  (c) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 2005.



                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: August 15, 2005       BY:  /s/ William B. Gossett
      ---------------            --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)