Form 10QSB
period 2005-09-30
ISLANDS BANCORP
filed 2005-11-14
CIK 1094484

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                  ---------------------------
                         FORM 10-QSB

(Mark One)

 X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2005.

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

      Indicate by check mark whether the registrant is a shell company (as
defined in rule 12b-2 of the Exchange Act). YES     NO  X
                                                ---    ---

	APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

	Common stock, no par value per share, 652,705 shares outstanding as of October 25, 2005.

	Transitional small business disclosure format  (check one):
                    Yes               No  X
                        ----             ----


PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
     -------  --------------------

                                  ISLANDS BANCORP
                             BEAUFORT, SOUTH CAROLINA
                            CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


ASSETS                                     September 30,  December 31,
------                                          2005          2004
                                            -----------    ----------

Cash and due from banks                     $ 2,152,286   $   758,109
Federal funds sold                            2,219,555       782,000
                                            -----------   -----------
 Total cash and cash equivalents            $ 4,371,841   $ 1,540,109
Securities:
Available-for-sale, at fair value             2,735,351     2,158,126
Loans, net                                   50,313,461    40,934,809
Property and equipment, net                   2,191,596     2,254,139
Other assets                                  1,033,315     1,096,520
                                            -----------   -----------
 Total Assets                               $60,645,564   $47,983,703
                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Liabilities:
Deposits
Non-interest bearing deposits               $ 7,305,086   $ 4,378,127
Interest bearing deposits                    45,205,278    35,749,189
                                            -----------   -----------
  Total deposits                            $52,510,364   $40,127,316
Borrowings                                    2,200,000     2,200,000
Other liabilities                               265,221       390,354
                                            -----------   -----------
 Total Liabilities                          $54,975,585   $42,717,670
                                            -----------   -----------

Commitments and contingencies

Shareholders' Equity:
Common stock, zero par value,
 10,000,000 shares authorized,
 652,705 shares issued and
 outstanding                                $ 6,213,061   $ 6,213,061
Retained deficit                               (528,694)     (927,289)
Accumulated other comprehensive loss            (14,388)      (19,739)
                                            -----------   -----------
 Total Shareholders' Equity                 $ 5,669,979   $ 5,266,033
                                            -----------   -----------
 Total Liabilities and
  Shareholders' Equity                      $60,645,564   $47,983,703
                                            ===========   ===========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                Three months ended
                                                   September 30,
                                             ------------------------
                                                2005           2004
                                                ----           ----
Interest income                              $1,043,248      $ 633,327
Interest expense                                367,431        205,431
                                             ----------      ---------
Net interest income                          $  675,817      $ 427,896

Provision for loan losses                        43,601         45,907
                                             ----------      ---------
Net interest income after
 provision for loan losses                   $  632,216      $ 381,989
                                             ----------      ---------
Other income:
 Gain on sale of loans                       $   44,310      $  46,786
 Service fees on deposit accounts                45,767         33,320
 Miscellaneous, other                             2,432          8,382
                                             ----------      ---------
   Total other income                        $   92,509      $  88,488
                                             ----------      ---------

Other expenses:
 Salaries and benefits                       $  270,810      $ 219,933
 Depreciation expense                            39,953         35,238
 Data processing                                 40,431         32,527
 Rent expense                                     2,060          4,000
 ATM machine expense                             11,078          8,795
 Advertising and public relations                24,848          7,854
 Utilities and telephone                          9,517          7,788
 Legal & professional                            20,309         11,303
 Other operating expenses                        58,360         48,613
                                             ----------      ---------
  Total operating expenses                   $  477,366      $ 376,051
                                             ----------      ---------

Income before income tax                     $  247,359      $  94,426
Income tax                                       94,104         34,783
                                             ----------      ---------

Net income                                   $  153,255      $  59,643
                                             ==========      =========

Basic income per share                       $      .23      $     .09
                                             ==========      =========

Diluted income per share                     $      .23      $     .09
                                             ==========      =========

        Refer to notes to the consolidated financial statements.



                         ISLANDS BANCORP
                    BEAUFORT, SOUTH CAROLINA
              CONSOLIDATED STATEMENTS OF OPERATIONS
                          (UNAUDITED)


                                                  Nine months ended
                                                    September 30,
                                             ------------------------
                                                2005           2004
                                                ----           ----
Interest income                              $2,793,510    $1,643,087
Interest expense                                975,131       539,938
                                             ----------    ----------
Net interest income                          $1,818,379    $1,103,149

Provision for loan losses                       159,280       129,643
                                             ----------    ----------
Net interest income after
 provision for loan losses                   $1,659,099    $  973,506
                                             ----------    ----------
Other income:
 Gain on sale of loans                       $  170,647    $   95,536
 Service fees on deposit accounts               142,702       110,707
 Miscellaneous, other                             7,071        23,694
                                             ----------    ----------
   Total other income                        $  320,420    $  229,937
                                             ----------    ----------

Other expenses:
 Salaries and benefits                       $  777,017    $  638,953
 Depreciation expense                           111,880       105,350
 Data processing                                112,236        92,373
 Rent expense                                     6,249         6,000
 ATM machine expense                             28,932        26,969
 Advertising and public relations                50,316        25,389
 Utilities and telephone                         23,226        20,927
 Legal & professional                            71,504        42,899
 Other operating expenses                       170,468       148,382
                                             ----------    ----------
  Total operating expenses                   $1,351,828    $1,107,242
                                             ----------    ----------

Income before income tax                     $  627,691    $   96,201
Income tax                                      229,096        40,008
                                             ----------    ----------

Net income                                   $  398,595    $   56,193
                                             ==========    ==========

Basic income per share                       $      .61    $      .09
                                             ==========    ==========

Diluted income per share                     $      .59    $      .09
                                             ==========    ==========

        Refer to notes to the consolidated financial statements.



                      ISLANDS BANCORP
                  BEAUFORT, SOUTH CAROLINA
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (UNAUDITED)


                                                For the nine-month
                                            period ended September 30,
                                          ------------------------------
                                              2005               2004
                                              ----               ----
Net cash provided by operating activities $    615,445     $    372,965
                                          ------------     ------------
Cash flows from investing activities:
 Purchase of securities                   $ (1,498,440)    $   (507,767)
 Securities paydowns, calls, maturities        918,948          561,912
 Increase in loans                          (9,537,932)     (10,631,607)
 Purchase of fixed assets                      (49,337)          28,859
                                          ------------     ------------
Net cash used in investing activities     $(10,166,761)    $(10,548,603)
                                          ------------     ------------

Cash flows from financing activities:
 Increase in deposits                     $ 12,383,048     $ 13,056,406
 Decrease in borrowings
  and in federal funds purchased                -  -            700,000
                                          ------------     ------------
Net cash provided
 from financing activities                $ 12,383,048     $ 13,756,406
                                          ------------     ------------

Net increase in cash
 and cash equivalents                     $  2,831,732     $  3,580,768
Cash and cash equivalents,
 beginning of period                         1,540,109          326,730
                                          ------------     ------------
Cash and cash equivalents,
 end of period                            $  4,371,841     $  3,907,498
                                          ============     ============

        Refer to notes to the consolidated financial statements.



                             ISLANDS BANCORP
                        BEAUFORT, SOUTH CAROLINA
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
       FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2005
                              (UNAUDITED)

                       Common Stock                     Accumulated
                     ------------------                    Other
                     No. of                  Retained   Comprehensive
                     Shares      Amount      Earnings      Income      Total
                     ------      ------      --------      ------      -----
Balance,
 December 31,
 2003               652,705   $ 6,213,061  $(1,076,136)  $ (20,827) $ 5,116,098
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 September 30,
 2004                 - -           - -         56,193       - -         56,193

Net unrealized
 (loss) on
 securities,
 nine-month
 period ended
 Sept. 30, 2004       - -           - -          - -        (1,124)      (1,124)
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -         56,193      (1,124)      55,069
                  ---------    ----------   ----------    --------   ----------

Balance,
 September 30,
 2004               652,705   $ 6,213,061  $(1,019,943)  $ (21,951) $ 5,171,167
                  =========    ==========   ==========    ========   ==========

--------------------------

Balance,
 December 31,
 2004               652,705   $ 6,213,061  $  (927,289)  $ (19,739) $ 5,266,033
                  ---------    ----------   ----------    --------   ----------

Comprehensive Income:
---------------------
Net income,
 nine-month
 period ended
 Sept. 30,
 2005                 - -           - -        398,595       - -        398,595

Net unrealized
 gains on
 securities,
 nine-month
 period ended
 Sept. 30, 2005       - -           - -          - -         5,351        5,351
                  ---------    ----------   ----------    --------   ----------

Total comprehensive
 income               - -           - -        398,595       5,351      403,946
                  ---------    ----------   ----------    --------   ----------

Balance,
 Sept. 30,
 2005               652,705   $ 6,213,061  $  (528,694)  $ (14,388) $ 5,669,979
                  =========    ==========   ==========    ========   ==========

        Refer to notes to the consolidated financial statements.



                               ISLANDS BANCORP
                          BEAUFORT, SOUTH CAROLINA
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             SEPTEMBER 30, 2005


NOTE 1 - BASIS OF PRESENTATION

	The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B promulgated by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of those of a normal recurring nature) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These statements should be read in conjunction with the financial statements and footnotes thereto included in the annual report for the year ended December 31, 2004.


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


NOTE 3 - INVESTMENT SECURITIES

      Information pertaining to securities with gross unrealized losses at September 30, 2005, aggregated by investment category and further segregated by the length of time (less than or over twelve months) that the securities have been in a continuous loss position follows:

                       Less than             Over
                     Twelve Months       Twelve Months           Total
                    ----------------   -----------------   -------------------
                    Fair     Unrealized   Fair  Unrealized   Fair    Unrealized
Description         Value      Loss      Value    Loss       Value      Loss
-----------         -----      ----      -----    ----       -----      ----
U.S. Agency       $  994,375 $(5,625) $  496,250 $ (2,339) $1,490,625 $  (7,964)
U.S. Agency Pool      -  -      -  -     888,726  (13,842)    888,726   (13,842)
                   ---------  ------   ---------  -------   ---------  --------
   Total          $  994,375 $(5,625) $1,384,976 $(16,181) $2,379,351 $ (21,806)
                   =========  ======   =========  =======   =========  ========

      At September 30, 2005, unrealized losses in the securities portfolio amounted to $21,806 representing 0.80% of the total portfolio. All of the unrealized losses relate to U.S. Agency securities and U.S. government corporations. These unrealized losses were caused by fluctuations in market interest rates, rather than concerns over the credit quality of the issuers.
The Company believes that the U.S. Agencies and government corporations will continue to honor their interest payments on time as well as the full debt at maturity. Because the unrealized losses are due to fluctuations in the interest rate, and no credit-worthiness factors exist, the Company believes that the investments are not considered other-than-temporarily impaired.


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

	Total assets increased by $12.6 million, from $48.0 million at December 31, 2004 to $60.6 million at September 30, 2005. More specifically, cash and cash equivalents increased by $2.9 million, from $1.5 million at December 31, 2004 to $4.4 million at September 30, 2005; securities increased by $0.5 million, from $2.2 million at December 31, 2004 to $2.7 million at September 30, 2005; loans increased by $9.3 million, from $41.0 million at December 31, 2004 to $50.3 million at September 30, 2005; property and equipment and all other assets declined by $0.1 million, from $3.3 million at December 31, 2004 to $3.2 million at September 30, 2005. To fund the growth in assets, deposits increased by $12.4 million, from $40.1 million at December 31, 2004 to $52.5 million at September 30, 2005; other liabilities declined by $0.1 million, to $2.5 million at September 30, 2005; and the capital accounts increased by $0.3 million, from $5.3 million at December 31, 2004 to $5.6 million at September 30, 2005.

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

	Liquidity is the Company's ability to meet all deposit withdrawals immediately, while also providing for the credit needs of customers. The September 30, 2005 financial statements evidence a satisfactory liquidity position as total cash and cash equivalents amounted to $4.4 million, representing 7.2% of total assets. Investment securities, which amounted to $2.7 million, or 4.5% of total assets, provide a secondary source of liquidity because securities can be converted into cash in a timely manner. The Bank is a member of the Federal Reserve System and maintains relationships with several correspondent banks and, thus, could obtain funds from these banks on short notice. The Company's management closely monitors and maintains appropriate levels of interest earning assets and interest bearing liabilities, so that maturities of assets can provide adequate funds to meet customer withdrawals and loan demand. The Company knows of no trends, demands, commitments, events or uncertainties that will result in or are reasonably likely to result in its liquidity increasing or decreasing in any material way. The Bank maintains an adequate level of capitalization as measured by the following capital ratios and the respective minimum capital requirements by the Bank's primary regulator, the OCC.

                                 Bank's          Minimum required
                           September 30, 2005       by the OCC
                             --------------      ----------------
     Leverage ratio                9.5%                4.0%
     Risk weighted ratio          12.3%                8.0%


Results of Operations
---------------------

	For the three-month period ended September 30, 2005, net income amounted to $153,255, or $0.23 per both basic and diluted share. For the three-month period ended September 30, 2004, net income amounted to $59,643, or $0.09 per both basic and diluted share. The main reasons for the improvement in the results of operations for the three-month period ended September 30, 2005 vis-a-vis the results obtained during the three-month period ended September 30, 2004 are as follows:

   (a) Net interest income increased from $427,896 for the three-month period ended September 30, 2004 to $675,817 during the three-month period ended September 30, 2005, an increase of approximately $248,000. The main reason for the above increase centers on the fact that average earnings assets increased by $17.9 million, from $34.6 million (2004) to $52.5 million (2005).

   (b) Non-interest income for the three-month periods ended September 30, 2005 and 2004 amounted to $92,509 and $88,488, respectively. As a percent of average assets, non-interest income decreased from 0.90% for the three-month period ended September 30, 2004 to 0.68% for the three-month period ended September 30, 2005.

   (c) Non-interest expense increased from $376,051 for the three-month period ended September 30, 2004 to $477,366 for the three-month period ended September 30, 2005. As a percent of average assets, however, non-interest expense declined from 3.81% for the 2004 period to 3.51% for the 2005 period. The above results indicate that while expenses are growing, the Company is achieving higher levels of efficiency.

	For the nine-month period ended September 30, 2005, net income amounted to $398,595, or $0.59 per diluted share. For the nine-month period ended September 30, 2004, net income amounted to $56,193, or $0.09 per diluted share. The primary reasons for the improvement in income for the nine-month period ended September 30, 2005 when compared with the nine-month period ended September 30, 2004 are as follows:

a. Interest income, which represents interest received on interest earning assets, increased from $1,643,087 for the nine-month period ended September 30, 2004 to $2,793,510 for the nine-month period ended September 30, 2005, an increase of $1,150,423. The cost of funds, which represents interest paid on deposits and borrowings, increased as well, from $539,938 for the nine-month period ended September 30, 2004 to $975,131 for the nine-month period ended September 30, 2005, an increase of $435,193. Because the growth in interest income during the nine-month period ended September 30, 2005 out-paced the increase in the cost of funds, net interest income grew from $1,103,149 for the nine-month period ended September 30, 2004 to $1,818,379 for the nine-month period ended September 30, 2005.

     Net interest yield, defined as net interest income divided by average interest earnings assets, increased from 4.25% during the nine-month period ended September 30, 2004 to 4.62% during the nine-month period ended September 30, 2005. The increase is due to two main factors: (i) rates in general have increased in the past year and (ii) the growth in the yield on earning assets outpaced the growth in the cost of funds. Below is pertinent information concerning the yield on earning assets and the cost of funds for the nine-month period ended September 30, 2005.

                              (Dollars in '000s)

                          Avg. Assets/      Interest           Yield/
         Description      Liabilities     Income/Expense        Cost
         -----------      -----------     --------------       ------

         Federal funds      $ 3,034          $   68             2.99%
         Securities           2,534              58             3.05%
         Loans               46,898           2,667             7.58%
                             ------           -----             ----
            Total           $52,466          $2,793             7.10%
                             ======           -----             ----

         Federal funds
           and borrowings   $ 2,200          $   54             3.27%
         Transactional
           accounts           7,188              90             1.67%
         Savings                821               6             0.97%
         CD's                34,559             825             3.18%
                             ------           -----             ----
            Total           $44,768          $  975             2.90%
                             ======           -----             ----

         Net interest income                 $1,818
                                              =====

         Net yield on earnings assets                           4.62%
                                                                ====

b. For the nine-month period ended September 30, 2005, non-interest income amounted to $320,420, or 0.72% of average assets. By comparison, non-interest income for the nine-month period ended September 30, 2004 amounted to $229,937, or 0.80% of average assets. The majority of the increase, in terms of dollar amounts, was caused by the gain on sale of SBA loans.

c. For the nine-month period ended September 30, 2005, non-interest expense amounted to $1,351,828, or 3.03% of average assets. By comparison, for the nine-month period ended September 30, 2004, non-interest expense amounted to $1,107,242, or 3.85% of average assets. This decrease (in percent) is primarily due to the improvement of operational efficiencies.

d. Provision for loan losses for nine-month periods ended September 30, 2005 and 2004 amounted to $159,280 and $129,643, respectively. The increase in the provision for loan losses is mainly due to the increase in loans.

     During the nine-month period ended September 30, 2005, the allowance for loan losses increased by $139,852, to $627,707. The allowance for loan losses as a percentage of gross loans increased from 1.18% at December 31, 2004 to 1.23% at September 30, 2005. Recoveries and charge-offs in the amounts of $0 and $19,428, respectively, were experienced during the nine-month period ended September 30, 2005. Management considers the allowance for loan losses to be adequate and sufficient to absorb possible future losses; however, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional provisions to the allowance will not be required.

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

      As of September 30, 2005, the Company had outstanding unused loan commitments of approximately $12.4 million, and standby letters of credit of approximately $196 thousand were outstanding. Various assets collateralize the majority of these commitments. The Company does not anticipate that it will suffer any material losses as a result of these transactions.


ITEM 3 - CONTROLS AND PROCEDURES
------   -----------------------

Item 3. Controls and Procedures Suggested Disclosure:

      As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive and financial officer has evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosure.

      Our management, including our principal executive and financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

      Based upon his controls evaluation, our principal executive and financial officer has concluded that our Disclosure Controls are effective at a reasonable assurance level.

      There have been no changes in our internal controls over financial reporting during our first nine months of the fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company is not a party to any pending litigation.


ITEM 2.  CHANGES IN SECURITIES AND REPURCHASE OF SECURITIES.
-------   --------------------------------------------------

         This item is not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
-------  --------------------------------

         This item is not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         This item is not applicable.


ITEM 5.  OTHER INFORMATION.
-------  ------------------

         This item is not applicable.


ITEM 6.  EXHIBITS.
-------  ---------

     Exhibit                               Description
     -------                               -----------

      10.10 Purchase and Sale Agreement by and between Crescent Resources, LLC and Islands Community Bank, National Association, dated April 14, 2005 and as amended June 28, 2005 and July 28, 2005 is filed as Exhibit 10.10 hereto.

      31.1 The certification of chief executive and financial officer is filed as Exhibit 31.1 hereto.

      32.1 The certification pursuant to Section 906 of the Sarbanes-Oxley Act is filed as Exhibit 32.1 hereto.


                                   SIGNATURES

	In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 ISLANDS BANCORP
                                 ------------------------------------------
                                 (Registrant)


Date: November 14, 2005      BY: /s/ William B. Gossett
      -----------------          --------------------------------
                                 William B. Gossett
                                 President and Chief Executive Officer
                                 (principal executive and financial officer)