Form 10KSB
period 2005-12-31
ISLANDS BANCORP
filed 2006-03-30
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark  One)

[X]  Annual report under Section 13 or 15(d) of the Securities Exchange Act of
     1934
     For fiscal year ended DECEMBER 31, 2005
                           -----------------

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _______________

                        COMMISSION FILE NUMBER 000-29267

                                 ISLANDS BANCORP
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           SOUTH CAROLINA                               57-1082388
----------------------------------------   -------------------------------------
  (State or other jurisdiction of            (IRS Employer Identification No.)
   incorporation or organization)

   2348 BOUNDARY STREET, BEAUFORT, SC                     29902
----------------------------------------   -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                 (843) 521-1968
                    ----------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE.

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, NO PAR
                                                            VALUE PER SHARE.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that registrant was required to file such reports) and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by checkmark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [ ] No [ ]

State issuer's revenue for its most recent fiscal year: $4,337,576
                                                        ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified  date  within  the past 60 days: THE AGGREGATE NUMBER OF SHARES OF THE
                                           -------------------------------------
COMPANY'S  COMMON STOCK HELD BY NON-AFFILIATES AS OF MARCH 13, 2006 WAS 487,442.
--------------------------------------------------------------------------------
THERE  IS  NO PUBLIC TRADING MARKET FOR THE COMPANY'S COMMON STOCK. BASED ON THE
--------------------------------------------------------------------------------
LAST  SALE  OF THE COMPANY'S COMMON STOCK KNOWN TO MANAGEMENT, WHICH OCCURRED ON
--------------------------------------------------------------------------------
MARCH  6,  2006 AT $14.00 PER SHARE, THE AGGREGATE MARKET VALUE OF THE COMPANY'S
--------------------------------------------------------------------------------
COMMON  STOCK  HELD  BY  NON-AFFILIATES  IS  $6,824,188.
-------------------------------------------------------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 740,260 SHARES OF COMMON STOCK WERE
                                             -----------------------------------
OUTSTANDING  AS  OF  MARCH  13,  2006.
-------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the fiscal year ended December 31, 2005 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders, scheduled to be held on April 25, 2006, are incorporated by reference into Part III.

    Transitional Small Business Disclosure format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                         Page
                                                                        Number
PART I      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      1

  ITEM 1.   DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . .      1

  ITEM 2.   DESCRIPTION OF PROPERTIES . . . . . . . . . . . . . . . . .     28

  ITEM 3.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . .     29

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . .     30

PART II     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     30

  ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . .      30

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS. . . . . . . . . . . .     30

  ITEM 7.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . .     30

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . .     30

  ITEM 8A.  CONTROLS AND PROCEDURES . . . . . . . . . . . . . . . . . .     30

  ITEM 8B.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . .     31

PART III    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     32

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.     32

  ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . .     32

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . . .     32

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . .     33

  ITEM 13.  EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .     33

  ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES. . . . . . . . . . .     34

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

     All forward-looking statements attributable to the Company or the Bank are expressly qualified in their entirety by these cautionary statements. Both the Company and the Bank disclaim any intent or obligation to update these forward-looking statements, whether as a result of new information, future events or otherwise. Our actual results may differ significantly from those we discuss in these forward-looking statements.

     For other factors, risks and uncertainties that could cause our actual results to differ materially from estimates and projections contained in these forward-looking statements, please read the "Risk Factors" section of this Report beginning on page 6.

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

                                ISLANDS COMMUNITY

GENERAL

     Islands Community operates as a full-service commercial bank. The Bank offers personal and business checking accounts, money market accounts, savings accounts and various certificates of deposit and individual retirement accounts. The Bank also offers commercial, real estate, installment and other consumer loans. The Bank's real estate loans include commercial real estate, construction and development and residential real estate loans. In addition, the Bank provides such services as cashier's checks, safe-deposit boxes, traveler's checks, banking by mail, online banking and billpay, direct deposit and U.S. Savings Bonds. The Bank also offers MasterCard(R) and Visa(R) credit card services through a correspondent bank as an agent.

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

     The Bank competes with other commercial banks, savings and loan associations, credit unions, money market mutual funds and other financial institutions conducting business in the Beaufort County market and elsewhere. Many of the Bank's competitors have equal or greater financial or banking related resources than the Company and the Bank. According to information provided by the Federal Deposit Insurance Corporation (the "FDIC"), as of June 30, 2005, the Beaufort County area was served by 19 banking and savings institutions with 62 offices. These competitors offer the same or similar products and services as the Bank. Currently, the Bank's three largest competitors in terms of market share are Wachovia Bank, N.A., Bank of America, N.A. and South Carolina B&T, N.A.

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

LENDING SERVICES

     LENDING POLICY. The Bank offers a full range of lending products, including commercial, real estate and consumer loans to individuals and small and medium-sized businesses and professional concerns. The Bank generally intends to allocate its loan portfolio as follows:

          LOAN CLASSIFICATION            PERCENTAGE
          -------------------            -----------

          Real estate loans                  70%
          Consumer loans                     10%
          Commercial loans.                  20%

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

     - COMMERCIAL REAL ESTATE. The Bank offers commercial real estate loans to developers of both commercial and residential properties. The Bank manages its credit risk by actively monitoring such measures as advance rate, cash flow, collateral value and other appropriate credit factors. Risks associated with commercial real estate loans include the general risk of the failure of each commercial borrower, which will be different for each type of business and commercial entity. We evaluate each business on an individual basis and attempt to determine its business risks and credit profile. Management attempts to reduce credit risks in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80 percent. In addition, we may also require personal guarantees of the principal owners.

     - CONSTRUCTION AND DEVELOPMENT LOANS. Construction and development loans are made both on a pre-sold and speculative basis. If the borrower has entered into an arrangement to sell the property prior to beginning construction, the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, the loan is considered to be on a speculative basis. Residential and commercial construction loans are made to builders and developers and to consumers who wish to build their own home. The term of construction and development loans generally are limited to 18 months, although payments may be structured on a longer amortization basis. The ratio of the loan principal to the value of the collateral as established by independent appraisal do not exceed 75 percent. Speculative loans are based on the borrower's financial strength and cash flow position. Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. These loans generally command higher rates and fees commensurate with the risks warranted in the construction lending field. The risk in construction lending depends upon the performance of the builder in building the project to the plans and specifications of the borrower and the Bank's ability to administer and control all phases of the construction disbursements. Upon completion of the construction, management anticipates that the mortgage will be converted to a permanent loan and may be sold to an investor in the secondary mortgage market.

     - RESIDENTIAL REAL ESTATE LOANS. Residential real estate loans are made to qualified individuals for the purchase of existing single-family residences in our primary market area. These loans conform to the Bank's appraisal policy and real estate lending policy which detail maximum loan-to-value ratios and maturities. We believe these loan-to-value ratios are sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. Mortgage loans that do not conform to the Bank's policies are sold in the secondary markets. The risk of these loans depends on the salability of the loan to national investors and on interest rate changes. The Bank limits interest rate risk and credit risk on these loans by locking in the interest rate for each loan with the secondary market investor and receiving the investor's underwriting approval before originating the loan. The Bank retains loans for its portfolio when it has sufficient liquidity to fund the needs of the established customers and when rates are favorable to retain the loans. The loan underwriting standards and policies are generally the same for both loans sold in the secondary market and those retained in the Bank's portfolio.

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

     DEPOSITS. The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposits. All deposit accounts are insured by the FDIC up to the maximum amount permitted by law. The Bank's transaction accounts and time certificates are tailored to its principal market area at competitive rates. The sources of deposits are residents, businesses and employees of businesses within the Bank's primary market area. These deposits are obtained through personal solicitation by the Bank's officers and directors, direct mail solicitations, and advertisements published in the local media.

     ASSET AND LIABILITY MANAGEMENT. The Bank's primary assets consists of its loan portfolio and its investment accounts. Its liabilities consist primarily of its deposits. Our objective is to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships, corporations and other entities. Consistent with the requirements of prudent banking necessary to maintain liquidity, we seek to match maturities and rates of loans and the investment portfolio with those of deposits, although exact matching is not always possible. Management seeks to invest the largest portion of the Bank's assets in real estate, consumer and commercial loans. The Bank's investment account consists primarily of marketable securities of the United States Government and federal agencies, generally with varied maturities.

     The Bank's asset/liability mix is monitored on a regular basis with a monthly report detailing interest-sensitive assets and interest-sensitive liabilities prepared and presented to the board of directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Bank's earnings.

EMPLOYEES

     At December 31, 2005, the Company and the Bank employed 18 full-time employees and two part-time employees. Islands Bancorp does not have any employees other than its officers who are also employees of the Bank. The Company considers its relationship with its employees to be excellent.

                                  RISK FACTORS

     An investment in our common stock involves a significant degree of risk. If any of the following risks or other risks, which have not been identified or which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed. In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

GOVERNMENT  REGULATION  MAY  HAVE  AN  ADVERSE  EFFECT  ON OUR PROFITABILITY AND
GROWTH.

     Bank holding companies and banks are subject to extensive state and federal government supervision and regulation. Changes in state and federal banking laws and regulations or in federal monetary policies could adversely affect our ability to maintain profitability and continue to grow. For example, new legislation or regulation could limit the manner in which we may conduct our business, including our ability to obtain financing, attract deposits, make loans and achieve satisfactory interest spreads. Many of these regulations are intended to protect depositors, the public and the FDIC, not shareholders. In addition, the burden imposed by federal and state regulations may place us at a competitive disadvantage compared to competitors who are less regulated. The laws, regulations, interpretations and enforcement policies that apply to us have been subject to significant, and sometimes retroactively applied, changes in recent years, and may change significantly in the future. Future legislation or government policy may also adversely affect the banking industry or our operations.

INDUSTRY COMPETITION MAY HAVE AN ADVERSE EFFECT ON OUR PROFITABILITY.

     Competition in the banking and financial services industry is intense, and our profitability depends upon our continued ability to compete in our market area. We compete with national, regional and community banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms operating locally and elsewhere. In addition, because the Gramm-Leach-Bliley Act now permits banks, securities firms and insurance companies to affiliate, a number of larger financial institutions and other corporations offering wider variety of financial services than we currently offer could enter and aggressively compete in the market we currently serve. Many of these competitors have substantially greater resources, lending limits and operating histories than we do and may offer services that we do not or cannot provide.

UNEXPECTED CHANGES IN INTEREST RATES MAY DECREASE OUR NET INTEREST INCOME.

     If we are unsuccessful in managing interest rate fluctuations, our net interest income could decrease materially. Our operations depend substantially on our net interest income, which is the difference between the interest income earned on our interest-earning assets and the interest expense paid on our interest-bearing liabilities. Like most depository institutions, our earnings and net interest income are affected by changes in market interest rates and other economic factors beyond our control.

AN ECONOMIC DOWNTURN, ESPECIALLY IN COASTAL SOUTH CAROLINA, COULD HAVE AN ADVERSE EFFECT ON THE QUALITY OF OUR LOAN PORTFOLIO AND OUR FINANCIAL PERFORMANCE.

     Economic recession over a prolonged period or other economic problems in Beaufort County, South Carolina or in our state or nation generally could have a material adverse impact on the quality of our loan portfolio and the demand for our products and services. For example, a downturn in the local economy could make it more difficult for borrowers to repay their loans, which could lead to loan losses. This could in turn reduce our net income and profitability.

IF THE VALUE OF REAL ESTATE IN OUR CORE MARKET WERE TO DECLINE MATERIALLY, A SIGNIFICANT PORTION OF OUR LOAN PORTFOLIO COULD BECOME UNDER-COLLATERALIZED, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     With most of our loans concentrated in Beaufort County, South Carolina, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

     In addition to considering the financial strength and cash flow characteristics of borrowers, we often secure loans with real estate collateral. At December 31, 2005, approximately 79.4% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.

OUR BUSINESS STRATEGY INCLUDES THE CONTINUATION OF GROWTH PLANS, AND OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS COULD BE NEGATIVELY AFFECTED IF WE FAIL TO GROW OR FAIL TO MANAGE OUR GROWTH EFFECTIVELY.

     We intend to continue pursuing a growth strategy for our business. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

     Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. While we believe we have the internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

OPENING NEW OFFICES MAY NOT RESULT IN INCREASED ASSETS OR REVENUES FOR US.

     The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

ADDITIONAL GROWTH MAY REQUIRE US TO RAISE ADDITIONAL CAPITAL IN THE FUTURE, BUT THAT CAPITAL MAY NOT BE AVAILABLE WHEN IT IS NEEDED, WHICH COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We will, at some point, need to raise additional capital to support our continued growth. Our ability to raise additional capital, when needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, there is no assurance of our ability to raise additional capital, when needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

THERE IS NO ACTIVE TRADING MARKET FOR OUR STOCK AND IT IS UNLIKELY THAT AN ACTIVE TRADING MARKET WILL DEVELOP.

     There is no public trading market for our common stock, and an active trading market is not likely to develop in the foreseeable future. Accordingly, shareholders who desire to dispose of all or a portion of their shares of common stock may not be able to do so except by private direct negotiations with third parties, assuming that third parties are willing to purchase their shares.

ANTI-TAKEOVER PROVISIONS IN OUR ARTICLES OF INCORPORATION AND STATE CORPORATE LAWS COULD DETER OR PREVENT TAKE-OVER ATTEMPTS BY A POTENTIAL PURCHASER OF OUR COMMON STOCK AND DEPRIVE SHAREHOLDERS OF THE OPPORTUNITY TO OBTAIN A TAKEOVER PREMIUM FOR THEIR SHARES.

     In many cases, shareholders receive a premium for their shares when a company is purchased by another. Various provisions in our articles of incorporation and bylaws and state corporate laws could deter and make it more difficult for a third party to bring about a merger, sale of control, or similar transaction without approval of our board of directors. These provisions tend to perpetuate existing management. As a result, you may be deprived of opportunities to sell some or all of your shares at prices that represent a premium over market prices. These provisions, which could make it less likely that a change in control will occur, include:

     - provisions in our articles of incorporation establishing three classes of directors with staggered terms, which means that only one-third of the members of the board of directors is elected each year and each director serves for a term of three years.

     - provisions in our articles of incorporation authorizing the board of directors to issue a series of preferred stock without shareholder action, which issuance could discourage a third party from attempting to acquire, or make it more difficult for a third party to acquire, a controlling interest in the Company.

     - provisions in our bylaws relating to meetings of shareholders which limit who may call a meeting and what matters will be voted upon.

     - state law provisions that require two-thirds of the shareholders to approve mergers and similar transactions, and amendments to the articles of incorporation.

OUR EXECUTIVE OFFICERS AND DIRECTORS OWN A SIGNIFICANT PORTION OF OUR OUTSTANDING COMMON STOCK AND CAN INFLUENCE SHAREHOLDER DECISIONS.

     As of March 13, 2005, our directors and executive officers beneficially owned or controlled 388,147 shares, including shares subject to exercisable warrants and options, representing approximately 44.3% of our outstanding common stock. As a result of their ownership, the directors and executive officers have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.


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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

     BRANCHING. National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which their main office is located. Under current South Carolina law, the Bank may open branch offices throughout South Carolina with the prior approval of the OCC. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in South Carolina. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. South Carolina law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, South Carolina has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of South Carolina may branch into South Carolina. This provides a limited barrier of entry into the South Carolina banking market, which protects us from an important segment of potential competition. However, because South Carolina has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until South Carolina changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     PROMPT CORRECTIVE ACTION. The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.32 cents per $100 of deposits for the first quarter of 2006.

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

     OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, our ratio of total capital to risk-weighted assets was 11.70% and our ratio of Tier 1 Capital to risk-weighted assets was 10.48%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 9.06%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

     In addition, the OCC may require, after notice and a hearing, that the Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "-Prompt Corrective Action."

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

CONSUMER CREDIT REPORTING

     On December 4, 2003, President George W. Bush signed the Fair and Accurate Credit Transactions Act amending the federal Fair Credit Reporting Act. These amendments to the Fair Credit Reporting Act (the "FCRA Amendments") became effective in 2004.

     The FCRA Amendments include, among other things:

          - requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer's credit file stating that the consumer may be the victim of identity theft or other fraud;

          - for entities that furnish information to consumer reporting agencies (which would include the Bank), requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information, and regarding the correction of previously furnished information that is later determined to be inaccurate; and

          - a requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the "opt-out"), subject to certain exceptions. We do not share consumer information among our affiliated companies for marketing purposes, except as allowed under exceptions to the notice and opt-out requirements. Because no affiliate of the Company is currently sharing consumer information with any other affiliate of the Company for marketing purposes, the limitations on sharing of information for marketing purposes do not have a significant impact on the Company.

ANTI-TERRORISM LEGISLATION

     The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the "OFAC"). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships and are intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

FEDERAL DEPOSIT INSURANCE REFORM

     On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 ("FDIRA"). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

     Among other things, FDIRA changes the Federal deposit insurance system by:

          -    raising the coverage level for retirement accounts to $250,000;

          - indexing deposit insurance coverage levels for inflation beginning in 2012;

          - prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

          - merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the "DIF"); and

          - providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

     FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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


                        SELECTED STATISTICAL INFORMATION

          DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY;
                    INTEREST RATES AND INTEREST DIFFERENTIAL

     The following is a presentation of the average consolidated balance sheet of the Company for the years ended December 31, 2005 and 2004. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities: ($ in thousands)

                            AVERAGE CONSOLIDATED ASSETS

                                                           Year Ended December 31,
                                                          ------------------------
                                                             2005         2004
                                                          -----------  -----------
          Cash and due from banks                         $       936  $       726
                                                          -----------  -----------

          Taxable securities                                    2,574        2,198
          Federal funds sold                                    3,240        1,129
          Interest bearing deposits                                73           39
          Net loans                                            48,591       33,631
                                                          -----------  -----------
          Total interest-earning assets                        54,478       36,997
          Other assets                                          2,850        3,067
                                                          -----------  -----------

              Total assets                                $    58,264  $    40,790
                                                          ===========  ===========

     AVERAGE CONSOLIDATED LIABILITIES AND STOCKHOLDERS' EQUITY

          Noninterest-bearing deposits                    $     6,220  $     3,996
          NOW, MMDA and savings deposits                        8,188        7,342
          Time deposits                                        35,798       22,467
          Other borrowings                                      2,188        1,790
          Other liabilities                                       376           74
                                                          -----------  -----------
              Total liabilities                                52,770       35,669

          Stockholders' equity                                  5,494        5,121
                                                          -----------  -----------
              Total liabilities and stockholders' equity  $    58,264  $    40,790
                                                          ===========  ===========

          The following is a presentation of an analysis of the net interest earnings of the Company for the period indicated with respect to each major category of interest-earning asset and each major category of interest-bearing liability: ($ in thousands)

                                Year Ended December 31, 2005         Year Ended December 31, 2004
                            ------------------------------------  ----------------------------------
                             Interest      Average     Interest    Average
                             Average       Earned/      Yield/     Average       Earned/     Yield/
                              Amount        Paid         Rate       Amount        Paid        Rate
                            ----------    ---------    ---------  ----------    ---------    -------
             Assets
             ------
     Taxable securities     $   2,574     $     81         3.15%  $   2,198     $     58       2.64%
     Federal funds sold         3,240          106         3.27%      1,129           16       1.42%
     Int. bearing deposits         73            2         2.74%         39            -          -
     Net loans                 48,591(1)     3,683(2)      7.58%     33,631(1)     2,253(2)    6.70%
                            ------------  -----------  ---------  ------------  -----------  -------
     Total earning assets   $  54,478     $  3,872         7.11%  $  36,997     $  2,327       6.29%
                            ==========    =========    =========  ==========    =========    =======

          Liabilities
         -----------
     NOW/MMDA/savings       $   8,188     $    136         1.66%  $   7,342     $     89       1.21%
     Time deposits             35,798        1,195         3.34%     22,467          631       2.81%
     Other borrowings           2,188           73         3.34%      1,790           57       3.18%
                            ----------    ---------    ---------  ----------    ---------    -------
     Total interest-
      bearing liabilities   $  46,174     $  1,404         3.04%  $  31,599     $    777       2.46%
                            ==========    =========    =========  ==========    =========    =======

     Net yield on
      earning assets                                       4.53%                               4.19%
                                                       =========                             =======

______________________
1     At  December  31, 2005 and 2004, loans on non-accrual status totaled $313,000 and
      $249,000.
2     Interest  earned on net loans includes $238,000 and $141,000 in loan fees for the years ended December 31, 2005 and 2004, respectively.

                      RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

     The effect on interest income, interest expense and net interest income in the period indicated from changes in average balance and rate from the corresponding prior period is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance. The effect of a change in average rate has been determined by applying the change in average rate to the average balance in the earlier period. Changes resulting from average balance/rate variances are allocated proportionately between the change in volume and the change in rate. ($ in thousands)

                                     Year Ended December 31, 2005
                                              Compared to
                                     Year Ended December 31, 2004
                                    -------------------------------
                                      Increase (Decrease) due to

                                     Volume      Rate       Total
                                    ---------  ---------  ---------
                                             (in thousands)

     Interest earned on:
       Taxable securities           $      11  $      12  $      23
       Federal funds sold                  53         37         90
       Interest bearing deposits            2         --          2
       Net loans                        1,103        326      1,429
                                    ---------  ---------  ---------
         Total interest income          1,169        375      1,544
                                    ---------  ---------  ---------

     Interest paid on:
       NOW/MMDA/savings deposits           11         37         48
       Time deposits                      427        136        563
       Other borrowings                    13          3         16
                                    ---------  ---------  ---------
         Total interest expense           451        176        627
                                    ---------  ---------  ---------

     Change in net interest income  $     718  $     199  $     917
                                    =========  =========  =========

                                       Year Ended December 31, 2004
                                                Compared to
                                       Year Ended December 31, 2003
                                    ----------------------------------
                                        Increase (Decrease) due to

                                      Volume       Rate       Total
                                    ----------  ----------  ----------
                                              (in thousands)

       Interest earned on:
       Taxable securities           $      (3)  $     (14)  $     (17)
       Federal funds sold                   5           3           8
       Net loans                          731         (40)        691
                                    ----------  ----------  ----------
         Total interest income            733         (51)        682
                                    ----------  ----------  ----------

     Interest paid on:
       NOW/MMDA/savings deposits           29          (7)         22
       Time deposits                      166         (38)        128
       Other borrowings                    44           4          48
                                    ----------  ----------  ----------
         Total interest expense           239         (41)        198
                                    ----------  ----------  ----------

     Change in net interest income  $     494   $     (10)  $     484
                                    ==========  ==========  ==========

                              INVESTMENT PORTFOLIO

     As of December 31, 2005, investment securities comprised approximately 4.0% of the Bank's assets. The Bank invests primarily in direct obligations of the United States, obligations guaranteed as to principal and interest by the United States, and obligations of agencies of the United States. In addition, the Bank enters into Federal funds transactions with its principal correspondent banks, and generally acts as a net seller of such funds. At December 31, 2005, the Bank was a net seller of funds in the Federal funds market. The sale of Federal funds amounts to a short-term loan from the Bank to another bank.

     The following table presents, for the date indicated, the book value of the Bank's investments. All securities held at December 31, 2005 and 2004 were categorized as available-for-sale. ($ in thousands)

                                           December 31,
                                       --------------------
                                         2005       2004
                                       ---------  ---------
          U.S. Agency                  $   1,499  $     504
          U.S. Agency Pools                  804      1,368
          FRB/FHLB stock                     356        316
                                       ---------  ---------
              Total                    $   2,659  $   2,188
                                       =========  =========

     The following table indicates as of December 31, 2005 the amount of investments due in (i) one year or less, (ii) one to five years, (iii) five to ten years, and (iv) over ten years:

                                                         Weighted
                                                          Average
                                               Amount      Yield
                                              ---------  ---------
          Due in:
            0-1 year                          $      --        --
            Over 1 through 5 years                1,499      4.00%
            Over 5 through 10 years                  --        --
            Over 10 years                           804      2.92%
            FRB and FHLB stock (no maturity)        356      5.37%
                                              ---------  ---------
            Total                             $   2,659      3.85%
                                              =========  =========

                                 LOAN PORTFOLIO

     The Bank engages in a full complement of lending activities, including commercial/industrial, consumer and real estate loans. As of December 31, 2005, the Bank had a legal lending limit for unsecured loans of up to $970,000 to any one person.

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

     The Bank participates with other banks with respect to loans that exceed the Bank's lending limits. Management does not believe that loan participations pose any greater risk of loss than loans that the Bank originates.

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


                                 TYPES OF LOANS

     The following table presents various categories of loans contained in the Bank's loan portfolio as of the date indicated: ($ in thousands)

                                                    As of December 31,
                                                    ------------------
                    Type of Loan                      2005      2004
                    ------------                    --------  --------

     Domestic:
       Commercial, financial and agricultural       $ 8,640   $ 6,390
       Real estate - construction                    17,082    11,085
       Real estate - mortgage                        25,995    18,974
       Installment and other loans to individuals     2,592     4,974
                                                    --------  --------
         Subtotal                                    54,309    41,423
       Less:  Allowance for possible loan losses       (679)     (488)
                                                    --------  --------
         Total (net of allowance)                   $53,630   $40,935
                                                    ========  ========

       MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

     The following is a presentation of an analysis of maturities of certain loans as of December 31, 2005: ($ in thousands)

                               Due in   Due after     Due
                               1 year      1 to      after
         Type of Loan         or less    5 years    5 years    Total
         ------------         --------  ----------  --------  -------
  Commercial, financial,
    and agricultural          $  2,315  $    3,838  $  2,487  $ 8,640
  Real estate - construction    13,196       3,887        --   17,083
                              --------  ----------  --------  -------
      Total                   $ 15,511  $    7,725  $  2,487  $25,723
                              ========  ==========  ========  =======

                                  RISK ELEMENTS

     For the above loans, the following is a presentation of an analysis of sensitivities to changes in interest rates as of December 31, 2005:

                                Due in   Due after     Due
                                1 year      1 to      after
           Type of Loan        or less    5 years    5 years    Total
           ------------        --------  ----------  --------  -------
  Predetermined interest rate  $  9,212  $    5,153  $     --  $14,365
  Floating interest rate          6,299       2,572     2,487   11,358
                               --------  ----------  --------  -------
      Total                    $ 15,511  $    7,725  $  2,487  $25,723
                               ========  ==========  ========  =======

     The Company considers impaired loans to include all restructured loans, loans on which the accrual of interest has been discontinued, loans that are not performing in accordance with agreed upon terms, and all other loans that are performing according to the loan agreement but may have substantive indications of potential credit weakness. At December 31, 2005 and 2004, the total recorded investment in impaired loans, all of which had allowances determined in accordance with FASB Statements No. 114 and No. 118, totaled approximately $460,000 and $816,000, respectively. The average recorded investment in impaired loans was approximately $533,000 and $663,000, respectively, for the years ended December 31, 2005 and 2004. The allowance for loan losses related to impaired loans was approximately $69,000 and $170,000 at December 31, 2005 and 2004, respectively. Interest income recognized on impaired loans for the years ended December 31, 2005 and 2004 was approximately $32,000 and $40,000, respectively. The amount of interest recognized on impaired loans using the cash method of accounting was not material for the years ended December 31, 2005 and 2004. Loans on non-accrual status at December 31, 2005 and 2004 had outstanding balances of $313,000 and $249,000, respectively. Interest recognized on non-accruing loans at December 31, 2005 and 2004 was approximately $9,000 and $3,000, respectively. The Company has no commitments to lend additional funds to borrowers whose loans have been modified.

     As of December 31, 2005, there were no loans not disclosed above that were classified for regulatory purposes as doubtful, substandard or special mention which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Accrual of interest is discontinued on a loan when management determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful. At December 31, 2005, three loans with an aggregate principal of approximately $107,000 were over 90 days past due but still accruing interest, compared with two such loans with an aggregate principal of $28,000 at December 31, 2004. As of December 31, 2005, no loans were considered to be "troubled-debt restructured." As of December 31, 2005, three loans with an aggregate balance of approximately $313,000 were on non-accrual status, compared to one such loan with an aggregate principal of approximately $249,000 as of December 31, 2004. Of the three loans on non-accrual at December 31, 2005, one loan for approximately $110,000 is fully guaranteed by the SBA, and the Bank anticipates receiving payment for the full amount.

                         SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Bank's loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses: ($ in thousands)

               ANALYSIS OF THE ALLOWANCE FOR POSSIBLE LOAN LOSSES

                                                       Years Ended December 31,
                                                       ------------------------
                   Type of Loan                            2005         2004
                   ------------                        -----------  -----------
     Balance at beginning of period                    $      488   $      326
                                                       -----------  -----------

     Charge-offs:
     Real estate loans                                         --           --
     Installment and other loans to individuals               (15)         (30)
     Commercial loans                                         (19)          --
     Recoveries                                                --            1
                                                       -----------  -----------
     Net charge-offs                                          (34)         (29)
                                                       -----------  -----------

     Provision charged to operations                          225          191
                                                       -----------  -----------
     Balance at end of period                          $      679   $      488
                                                       ===========  ===========

     Ratio of net charge-offs during the period
       to average loans outstanding during the period        0.07%        0.09%
                                                       ===========  ===========

     At December 31, 2005 and 2004, the allowance was allocated as follows: ($ in thousands)

                                                      December 31, 2005                December 31, 2004
                                                 ------------------------------  ------------------------------
                                                                   Percent of                      Percent of
                                                                 loans in each                   loans in each
                                                                  category to                     category to
                                                     Amount       total loans        Amount       total loans
                                                 --------------  --------------  --------------  --------------
     Commercial, financial and agricultural      $          125           15.9%  $           80           15.4%
     Real estate - construction                             200           31.5%             150           26.8%
     Real estate - mortgage                                 200           47.9%             145           45.8%
     Installment and other loans to individuals             100            4.7%              75           12.0%
     Unallocated                                             54             --               38            N/A
                                                 --------------  --------------  --------------  --------------
         Total                                   $          679          100.0%  $          488          100.0%
                                                 ==============  ==============  ==============  ==============

     In considering the adequacy of the Company's allowance for possible loan losses, management has considered the fact that, as of December 31, 2005, 15.9% of outstanding loans are commercial loans, which includes commercial, industrial and agricultural loans. Commercial loans generally have greater risk than other categories of loans. However, 92% of the commercial loans at December 31, 2005 were made on a secured basis. Management believes that the secured condition of the majority of its commercial loan portfolio significantly reduces the risk of loss inherently present in commercial loans.

     Real estate mortgage loans comprised 47.9% of outstanding loans at December 31, 2005. The loans in this category represent residential and commercial real estate mortgages where the amount of the original loan generally does not exceed 85% of the appraised value of the collateral. These loans are considered by management to be well secured with a low risk of loss.

     The Company's consumer loan portfolio is also well secured. At December 31, 2005, the majority of the Company's consumer loans were secured by collateral primarily consisting of automobiles, boats and other personal property.

     A review of the loan portfolio by an independent firm is conducted annually. The purpose of this review is to assess the risk in the loan portfolio and to determine the adequacy of the allowance for loan losses. The review includes analyses of historical performance, the level of non-performing and classified loans, loan volume and activity, review of loan files and consideration of economic conditions and other pertinent information. In addition to the above review, the Bank's primary regulator, the Office of the Comptroller of the Currency (the "OCC"), also conducts an annual examination of the loan portfolio. Information provided from the above two independent sources, together with information provided by Bank management and other information known to members of the Board, is utilized by the Board to monitor, on a quarterly basis, the loan portfolio and the adequacy of the loan loss reserve. Specifically, the Board attempts to identify risks inherent in the loan portfolio (e.g., problem loans, potential problem loans and loans to be charged off), assess the overall quality and collectibility of the loan portfolio, and determine amounts of the allowance for loan losses and the provision for loan losses to be reported based on the results of their review.

                                    DEPOSITS

     The Bank offers a full range of interest-bearing and noninterest-bearing accounts, including commercial and retail checking accounts, money market accounts, individual retirement and Keogh accounts, regular interest-bearing statement savings accounts and certificates of deposit with a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Bank's market area and are obtained through the personal solicitation by the Bank's officers and directors, and advertisements published in the local media. In addition, the Bank uses the internet to obtain deposits from institutions located elsewhere. The Bank pays competitive interest rates on time and savings deposits up to the maximum permitted by law or regulation. In addition, the Bank has implemented a service charge fee schedule competitive with other financial institutions in the Bank's market area, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts and returned check charges.

          The following table presents, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories: ($ in thousands)

                                                   Year Ended December 31,
                                          ------------------------------------------
                                                 2005                  2004
                                          --------------------  --------------------
                                          Average    Average    Average    Average
                                           Amount   Rate Paid    Amount   Rate Paid
                                          --------  ----------  --------  ----------
     Noninterest-bearing demand deposits  $  6,220         --   $  3,996         --
     NOW/MMDA/savings deposits               8,188       1.66%     7,342       1.21%
     Time deposits                          35,798       3.34%    22,467       2.81%

     The following table indicates the amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities at December 31, 2005:

                                                  At
                                             December 31,
          Time Certificates of Deposit           2005
          ----------------------------       -------------
          3 months or less                   $       3,913
          3-6 months                                 3,037
          6-12 months                                2,661
          Over 12 months                             3,737
                                             -------------
            Total                            $      13,348
                                             =============

                           RETURN ON EQUITY AND ASSETS

     Returns on average consolidated assets and average consolidated equity for the period indicated were as follows:

                                                    Year Ended
                                                    December 31,
                                                  ----------------
                                                   2005     2004
                                                  -------  -------
          Return on average assets                   .93%     .37%
          Return on average equity                  9.83%    2.91%
          Average equity to average assets ratio    9.43%   12.50%
          Dividend payout ratio                      -- %      --%

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

     In 2005, we purchased approximately 1.25 acres of land in Bluffton Township, known as Okatie Center, Phase 1B, for the purpose of constructing a future branch location. The Bank will be required to seek regulatory approval prior to establishing a branch at this location.

ITEM 3.    LEGAL PROCEEDINGS

     On November 15, 2005, the Company terminated the employment of William B. Gossett as the president and chief executive officer of the Company and the Bank. Mr. Gossett's employment was terminated for cause under specific provisions of his employment agreement as a result of regulatory actions stemming from the 2005 Office of the Comptroller of the Currency ("OCC") examination of the Bank. Among other things, the OCC commented on management's failure to properly address issues noted in prior exam reports. As a result of the OCC examination, each Board member has signed a Commitment Letter with the OCC agreeing to take proper action to correct all noted issues. Currently, all of the noted issues have been or are being corrected and the OCC has commented favorably on the progress being made by the Bank. We believe the Commitment Letter will not have a material adverse effect on our operations.

     On February 1, 2006, Mr. Gossett, a principal security holder of the Company, filed a claim with the U.S. Department of Labor Occupational Safety and Health Administration against the Company and the Bank under 18 U.S.C 1514A. Mr. Gossett alleges that his termination was in retaliation against him for raising what the Company determined were minor concerns regarding his ability to provide the certifications of the principal executive and financial officer which were required to be filed with the Company's Report on Form 10-QSB for the quarter ended September 30, 2005. Prior to filing the Form 10-QSB in question, however, Mr. Gossett's concerns were fully resolved and he provided the required certifications. The Form 10-QSB in question was timely filed and fully complied with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended.

     Mr. Gossett claims that he is entitled to receive an amount equal to two times his salary as in effect at the time of his termination, or approximately $323,000, together with attorney fees and the reinstatement of options to acquire 19,581 shares of the Company's stock, which were forfeited upon his termination. Under the terms of his employment agreement dated July 27, 1999, Mr. Gossett is not entitled to these payments or reinstatement of his options since we believe he was properly terminated for cause.

     The Company believes that Mr. Gossett's allegations are without merit and is vigorously contesting his claim.

     We do not believe Mr. Gossett's claim represents a material proceeding to which the Company is a party. Accordingly, there are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The response to this Item is partially included in the Company's 2005 Annual Report to Shareholders under the heading "Corporate and Shareholder Information" and is incorporated herein by reference.

     The Company issued no unregistered securities during the fiscal year ended December 31, 2005 and did not repurchase any of its shares of common stock during the fourth quarter of 2005.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS

     The response to this Item is included in the Company's 2005 Annual Report to Shareholders under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and is incorporated herein by reference.

ITEM 7.    FINANCIAL STATEMENTS

     The following financial statements are included in the Company's 2005 Annual Report to Shareholders and are incorporated herein by reference.

     -    Report of Independent Certified Public Accountants

     -    Consolidated Balance Sheets as of December 31, 2005 and 2004

     - Consolidated Statements of Earnings for the Years Ended December 31, 2005 and 2004

     - Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2005 and 2004

     - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2005 and 2004

     - Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004

     -    Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.   CONTROLS AND PROCEDURES

     As of the end of the period covered by this Annual Report on Form 10-KSB, our principal executive officer and our principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Our management, including our principal executive officer and our principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

     Based upon their controls evaluation, our principal executive officer and our principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

     There have been no changes in our internal controls over financial reporting during the past fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION

     Effective as of January 24, 2006, the Company and the Bank entered into a Change in Control Agreement with Carol J. Nelson, the chief financial officer of the Company and the Bank. The agreement provides that, in the event (a) Ms. Nelson is terminated by the Company without cause (as defined in the agreement) or (b) Ms. Nelson resigns her employment for good reason (as defined in the agreement) at any time within the 13-month period following a change in control of the Company (as defined in the agreement), Ms. Nelson is entitled to a lump sum severance payment (the "Severance Payment") equal to two times the sum of her salary as in effect at the effective time of the termination of employment and the amount of bonus earned during the prior calendar year. In addition, Ms. Nelson is also entitled to receive the Severance Payment in the event that she resigns her employment for any reason during the thirteenth month following a change in control of the Company. The agreement also provides that if Ms. Nelson is terminated for any reason during the 13-month period following a change in control of the Company, Ms. Nelson will not solicit customers or employees from the Company or the Bank for a 12-month period following her termination.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The responses to this Item are included in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the following headings and are incorporated herein by reference:

     "Proposal: Election of Directors-Class I Director Nominees," "-Class II Continuing Directors" and "-Class III Continuing Directors;"

     "Executive Officers;" and

     "Section 16(a) Beneficial Ownership Reporting Compliance."

     The Company has a Code of Ethics that applies to the Company's principal executive officer and its principal financial and accounting officer. The Company will provide a copy of the Code of Ethics free of charge to any shareholder upon written request to the Company.

ITEM 10.   EXECUTIVE COMPENSATION

     The responses to this Item are included in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, under the heading "Compensation," and are incorporated herein by reference.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The responses to this Item are partially included in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, under the heading "Security Ownership of Certain Beneficial Owners and Management," and are incorporated herein by reference.

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

                                                                            Number of shares
                                                                        remaining available for
                       Number of securities to      Weighted-average     future issuance under
                       be issued upon exercise     exercise price of       the Plan (excludes
                       of outstanding options     outstanding options     outstanding options)
                       -----------------------    --------------------  ------------------------
Equity compensation
plans approved by                       34,919    $              10.14                    62,986
security holders

Equity compensation
plans not approved by                  200,105(1)                10.00                        --
security holders

Total                                  235,024    $              10.02                    62,986

____________________
(1) Represents warrants issued to the Company's directors on July 6, 2001. The warrants became exercisable  in  equal one-third (1/3) annual increments beginning on July 6, 2002 and are now fully  exercisable.  Exercisable  warrants  will  remain  exercisable  for the ten-year period following the date of issuance or for 90 days after the warrant holder ceases to be a director of  the  Company,  whichever  is  shorter.  The  exercise  price of each warrant is subject to adjustment  for stock splits, recapitalizations or other similar events.  Additionally, if the
Bank's  capital  falls  below  the minimum level, as determined by the OCC, the Company may be directed  to  require  the  directors  to  exercise  or  forfeit  their  warrants.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The responses to this Item are included in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, under the headings "Relationships and Related Transactions" and "Compensation," and are incorporated herein by reference.

ITEM 13.   EXHIBITS

  3.1     Articles of Incorporation (incorporated herein by reference to the Company's Registration Statement on
          Form SB-2, Registration No. 333-92653, filed December 13, 1999)

  3.2     Bylaws (incorporated herein by reference to the Company's Registration Statement on Form SB-2,
          Registration No. 333-92653, filed December 13, 1999)

  4.1     Specimen Stock Certificate (incorporated herein by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999)

  4.2     See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of common stock

  10.1*   Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B. Gossett
          (incorporated herein by reference to the Company's Registration Statement on Form SB-2, Registration
          No. 333-92653, filed December 13, 1999)

  10.2    Form of Organizers Warrant Agreement (incorporated herein by reference to the Company's Registration
          Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999)

  10.3    Islands Bancorp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of Exhibit
          99.1 to the Company's Annual Report on Form 10-KSB filed April 1, 2002)


  10.3.1  Form of Incentive Stock Option Award under the Islands Bancorp 2002 Stock Incentive Plan

  10.3.2  Form of Non-qualified Stock Option Award under the Islands Bancorp 2002 Stock Incentive Plan

  10.5    Purchase and Sale Agreement by and between Crescent Resources, LLC and Islands Community Bank,
          N.A., dated April 14, 2005 and as amended June 28, 2005 and July 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB filed November 15, 2005)

  10.6    Change in Control Agreement between Carol J. Nelson, Islands Bancorp and Islands Community Bank,
          N.A., dated as of January 24, 2006

  13.1    Islands Bancorp 2005 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2005 Annual Report to Shareholders is not
          deemed to be filed as part of this Report

  22.1    Subsidiaries of Islands Bancorp

  24.1    Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

  31.1    Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

  31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1    Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
          Oxley Act of 2002

________________________
*     Compensatory  plan  or  arrangement.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The responses to this Item are included in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders under the heading "Independent Public Accountants."

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Islands Bancorp has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ISLANDS BANCORP


                                         By:    /s/ John R. Perrill
                                                --------------------------------
                                                John R. Perrill
                                                Acting Chief Executive Officer

                                         Date:  March 21, 2006


                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears on the signature page to this Report constitutes and appoints John R. Perrill and
D. Martin Goodman, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits hereto, and other documents in connection herewith with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Islands Bancorp and in the capacities and on the dates indicated.

          SIGNATURE                          TITLE                      DATE
-----------------------------  ----------------------------------  --------------


      /s/ Louis O. Dore        Director                            March 21, 2006
-----------------------------
       Louis O. Dore


-----------------------------  Treasurer and Director
   Paul M. Dunnavant, III


   /s/ Martha B. Fender        Vice Chairman and Director          March 21, 2006
-----------------------------
     Martha B. Fender


   /s/ Daryl A. Ferguson       Director                            March 21, 2006
-----------------------------
     Daryl A. Ferguson


          SIGNATURE                          TITLE                      DATE
-----------------------------  ----------------------------------  --------------

   /s/ D. Martin Goodman       Chairman of the Board of Directors  March 21, 2006
-----------------------------
      D. Martin Goodman


 /s/ Stancel E. Kirkland, Sr.  Director                            March 21, 2006
-----------------------------
    Stancel E. Kirkland, Sr.


     /s/ Carl E. Lipscomb      Director                            March 21, 2006
-----------------------------
       Carl E. Lipscomb


  /s/ Edward J. McNeil, Jr.    Secretary and Director              March 21, 2006
-----------------------------
    Edward J. McNeil, Jr.


 /s/ Jimmy Lee Mullins, Sr.    Director                            March 21, 2006
-----------------------------
    Jimmy Lee Mullins, Sr.


     /s/ Carol J. Nelson       Chief Financial Officer             March 21, 2006
-----------------------------
      Carol J. Nelson**


  /s/ Frances K. Nicholson     Director                            March 21, 2006
-----------------------------
    Frances K. Nicholson


     /s/ John R. Perrill       Acting Chief Executive Officer      March 21, 2006
-----------------------------
       John R. Perrill*


------------------------------  Director
     Dr. Narayan Shenoy


      /s/ J. Frank Ward        Director                            March 21, 2006
-----------------------------
       J. Frank Ward


     /s/ Bruce K. Wyles        Director                            March 21, 2006
-----------------------------
        Bruce K. Wyles

_________________________
*    Principal Executive Officer
**   Principal Financial and Accounting Officer

                                                  EXHIBIT INDEX
                                                  -------------
3.1     Articles of Incorporation (incorporated herein by reference to the Company's Registration Statement on
        Form SB-2, Registration No. 333-92653, filed December 13, 1999)

3.2     Bylaws (incorporated herein by reference to the Company's Registration Statement on Form SB-2,
        Registration No. 333-92653, filed December 13, 1999)

4.1     Specimen Stock Certificate (incorporated herein by reference to the Company's Registration Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999)

4.2     See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of common stock

10.1*   Employment Agreement dated as of July 27, 1999 between the Islands Bancorp and William B. Gossett
        (incorporated herein by reference to the Company's Registration Statement on Form SB-2, Registration
        No. 333-92653, filed December 13, 1999)

10.2    Form of Organizers Warrant Agreement (incorporated herein by reference to the Company's Registration
        Statement on Form SB-2, Registration No. 333-92653, filed December 13, 1999)

10.3    Islands Bancorp 2002 Stock Incentive Plan (incorporated herein by reference to Appendix A of Exhibit
        99.1 to the Company's Annual Report on Form 10-KSB filed April 1, 2002)

10.3.1  Form of Incentive Stock Option Award under the Islands Bancorp 2002 Stock Incentive Plan

10.3.2  Form of Non-qualified Stock Option Award under the Islands Bancorp 2002 Stock Incentive Plan

10.5    Purchase and Sale Agreement by and between Crescent Resources, LLC and Islands Community Bank,
        N.A., dated April 14, 2005 and as amended June 28, 2005 and July 28, 2005 (incorporated herein by reference to the Company's Quarterly Report on Form 10-QSB filed November 15, 2005)

10.6    Change in Control Agreement between Carol J. Nelson, Islands Bancorp and Islands Community Bank,
        N.A., dated as of January 24, 2006

13.1    Islands Bancorp 2005 Annual Report to Shareholders.  Except with respect to those portions specifically incorporated by reference into this Report, the Company's 2005 Annual Report to Shareholders is not
        deemed to be filed as part of this Report

22.1    Subsidiaries of Islands Bancorp

24.1    Power of Attorney (appears on the signature pages to this Annual Report on Form 10-KSB)

31.1    Certification Pursuant to Section 301 of the Sarbanes-Oxley Act of 2002

31.2    Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-
        Oxley Act of 2002

_________________________
*    Compensatory plan or arrangement.