Form 10QSB
period 2006-03-31
ISLANDS BANCORP
filed 2006-05-12
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                         FORM 10-QSB

     [X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _________TO_________

                        Commission File No. 33-31013 - A

                                 ISLANDS BANCORP
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

            South Carolina                          57-1082388
            (State of incorporation)                (I.R.S. Employer
                                                    Identification No.)


                     2348 Boundary Street, Beaufort SC 29902
                    (Address of principal executive offices)


                                 (843) 521-1968
                (Issuer's telephone number, including area code)

                ------------------------------------------------

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]    NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                YES [ ]    NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date:

     740,260 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ON MAY 12, 2006

Transitional Small Business Disclosure Format (check one):    Yes [ ]    No [X]

                                                   INDEX

PART I. FINANCIAL INFORMATION                                                                      Page No.
-----------------------------                                                                      --------
Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets - March 31, 2006 and December 31, 2005. . . . . . . . . .         3

  Condensed Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005. . . .         4

  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
    Three Months Ended March 31, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . .         5

  Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005. .         6

  Notes to Condensed Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . .       7-9

Item 2. Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . .     10-14

Item 3. Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds . . . . . . . . . . . . . . .        16

Item 5. Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

Item 6. Exhibits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                        ISLANDS BANCORP
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (DOLLARS IN THOUSANDS)

                                                                   MARCH 31,      DECEMBER 31,
                                                                     2006            2005
                                                                --------------  --------------
ASSETS                                                             (UNAUDITED)
  Cash and cash equivalents
    Cash and due from banks                                     $       1,458   $         871
    Interest bearing deposits in banks                                    103             134
    Federal funds sold                                                  3,093           4,835
                                                                --------------  --------------
      Total cash and cash equivalents                                   4,654           5,840
                                                                --------------  --------------
  Securities available for sale                                         2,701           2,269
  Nonmarketable equity securities, at cost                                392             356
                                                                --------------  --------------
      Total securities                                                  3,093           2,625
                                                                --------------  --------------
  Loans receivable                                                     57,525          54,310
    Less allowance for loan losses                                        705             679
                                                                --------------  --------------
      Loans, net                                                       56,820          53,631
                                                                --------------  --------------
  Premises and equipment, net                                           3,305           3,333
  Other assets                                                            770             778
                                                                --------------  --------------
      Total assets                                              $      68,642   $      66,207
                                                                ==============  ==============

LIABILITIES
  Deposits
    Noninterest bearing                                         $       5,888   $       6,519
    Interest bearing                                                   53,778          51,616
                                                                --------------  --------------
      Total deposits                                                   59,666          58,135
                                                                --------------  --------------
    Other borrowings                                                    1,700           1,700
    Other liabilities                                                     482             569
                                                                --------------  --------------
      Total liabilities                                                61,848          60,404
                                                                --------------  --------------
SHAREHOLDERS' EQUITY                                                                        -
  Common stock, zero par value; 10,000,000 shares authorized,
    740,260 and 652,705 shares issued and outstanding at
    March 31, 2006 and December 31, 2005, respectively                  7,089           6,213
  Retained deficit                                                       (271)           (388)
  Accumulated other comprehensive income (loss)                           (24)            (22)
                                                                --------------  --------------
      Total shareholders' equity                                        6,794           5,803
                                                                --------------  --------------
      Total liabilities and shareholders' equity                $      68,642   $      66,207
                                                                ==============  ==============

                             See notes to condensed
                       consolidated financial statements.

                                 ISLANDS BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     ------------------------
                                                        2006         2005
                                                     -----------  -----------
INTEREST INCOME
  Loans, including fees                              $     1,111  $       800
  Investment securities:
    Taxable                                                   25           13
    Nontaxable                                                 -            -
  Interest bearing deposits in banks                           2            -
  Federal funds sold                                          45           14
                                                     -----------  -----------
      Total                                                1,183          827
                                                     -----------  -----------
INTEREST EXPENSE
  Deposits                                                   468          264
  Other borrowings                                            17           16
                                                     -----------  -----------
      Total                                                  485          280
                                                     -----------  -----------
NET INTEREST INCOME                                          698          547
Provision for loan losses                                     43           57
                                                     -----------  -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          655          490
                                                     -----------  -----------
NONINTEREST INCOME
  Service charges on deposit accounts                         37           45
  Gains on sales of loans                                     33           43
  Other income                                                45           62
                                                     -----------  -----------
      Total noninterest income                               115          150
                                                     -----------  -----------
NONINTEREST EXPENSE
  Salaries and employee benefits                             282          260
  Net occupancy expense                                       68           53
  Other operating expense                                    233          138
                                                     -----------  -----------
      Total noninterest expense                              583          451
                                                     -----------  -----------
INCOME BEFORE INCOME TAXES                                   187          189
Income tax expense                                            72           64
                                                     -----------  -----------
NET INCOME                                           $       115  $       125
                                                     ===========  ===========
EARNINGS PER SHARE

Basic                                                $       .17  $       .19
                                                     ===========  ===========
Diluted                                              $       .16  $       .19
                                                     ===========  ===========

                             See notes to condensed
                       consolidated financial statements.

                                      ISLANDS BANCORP
            CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  AND COMPREHENSIVE INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                        (UNAUDITED)
                                   (DOLLARS IN THOUSANDS)

                                                                 ACCUMULATED
                                  COMMON STOCK                      OTHER
                               -------------------   RETAINED   COMPREHENSIVE
                                SHARES    AMOUNT      DEFICIT       INCOME         TOTAL
                               --------  ---------  ----------  ---------------  ----------
BALANCE, DECEMBER 31, 2004      652,705  $   6,213  $    (927)  $          (20)  $   5,266

Net income                           --         --        125               --         125

Other comprehensive income           --         --         --                6           6
                               --------  ---------  ----------  ---------------  ----------

Comprehensive income                 --         --        125                6         131
                               --------  ---------  ----------  ---------------  ----------

BALANCE, MARCH 31, 2005         652,705  $   6,213  $    (802)  $          (14)  $   5,397
                               ========  =========  ==========  ===============  ==========


BALANCE, DECEMBER 31, 2005      652,705  $   6,213  $    (388)  $          (22)  $   5,803

Net income                           --         --        115               --         115

Other comprehensive income           --         --         --               (2)         (2)
                               --------  ---------  ----------  ---------------  ----------
Comprehensive income                 --         --        115               (2)        113
                               --------  ---------  ----------  ---------------  ----------

Stock-based compensation             --         --          2               --           2

Exercise of director warrants    87,555        876         --                -         876
                               --------  ---------  ----------  ---------------  ----------

BALANCE, MARCH 31, 2006         740,260  $   7,089  $    (271)  $          (24)  $   6,794
                               ========  =========  ==========  ===============  ==========

                             See notes to condensed
                       consolidated financial statements.

                                     ISLANDS BANCORP
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                       (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)

                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                               --------------------------
                                                                   2006          2005
                                                               ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $       115   $       125
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                         43            57
      Depreciation expense                                              43            36
      Other, net                                                       (96)          (93)
                                                               ------------  ------------
        Net cash provided by operating activities                      105           125
                                                               ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available for sale securities                          (515)            -
  Purchases of nonmarketable equity securities                         (36)            -
  Paydowns of available for sale securities                             83            93
  Net increase in loans                                             (3,215)       (4,144)
  Purchases of fixed assets                                            (15)          (13)
                                                               ------------  ------------
    Net cash used in investing activities                           (3,698)       (4,064)
                                                               ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                           1,531         7,392
  Exercise of director warrants                                        876             -
                                                               ------------  ------------
    Net cash provided by financing activities                        2,407         7,392
                                                               ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                (1,186)        3,453
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       5,840         1,540
                                                               ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $     4,654   $     4,993
                                                               ============  ============
CASH PAID DURING THE PERIOD FOR:
  Income taxes                                                 $         -   $         -
                                                               ============  ============
  Interest                                                     $       461   $       258
                                                               ============  ============

                             See notes to condensed
                       consolidated financial statements.

                                 ISLANDS BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of March 31, 2006 and for the interim periods ended March 31, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


NOTE 2 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
--------------------------------------------------

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations and cash flows.

In  March  2006,  the  FASB  issued  SFAS  No. 156, "Accounting for Servicing of
Financial Assets - an amendment of FASB Statement No. 140". This Statement amends FASB No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under SFAS No. 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company's financial position, results of operations and cash flows.

NOTE 3 - STOCK-BASED COMPENSATION
---------------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Accounting for Stock-Based Compensation", to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees (as amended)" ("APB 25"). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company's stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

In adopting SFAS No. 123, the Company elected to use the modified prospective method to account for the transition from the intrinsic value method to the fair value recognition method. Under the modified prospective method, compensation cost is recognized from the adoption date forward for all new stock options granted and for any outstanding unvested awards as if the fair value method had been applied to those awards as of the date of grant. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period (in thousands, except per share amounts).

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------------
                                                                               2006               2005
                                                                         -----------------  -----------------
Net income as reported                                                   $            115   $            125
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                         1                  -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related
tax effects                                                                            (1)               (15)
                                                                         -----------------  -----------------

Pro forma net income including stock-based compensation cost based
on fair-value method                                                     $            115   $            110
                                                                         =================  =================

Earnings per share:
  Basic-as reported                                                      $           0.17   $           0.19
                                                                         =================  =================
  Basic-pro forma                                                        $           0.17   $           0.17
                                                                         =================  =================
  Diluted-as reported                                                    $           0.16   $           0.19
                                                                         =================  =================
  Diluted-pro forma                                                      $           0.16   $           0.17
                                                                         =================  =================


NOTE 4 - EARNINGS PER SHARE
---------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three month periods ended March 31, 2006 and 2005 are as follows (in thousands, except share and per share amounts):

                                                 THREE MONTHS ENDED MARCH 31, 2006
                                           --------------------------------------------
                                               INCOME         SHARES        PER SHARE
                                            (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                           --------------  -------------  -------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $          115        683,121  $        0.17
                                                                          =============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                            -         31,770
                                           --------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $          115        714,891  $        0.16
                                           ==============  =============  =============

                                                THREE MONTHS ENDED MARCH 31, 2005
                                           --------------------------------------------
                                               INCOME         SHARES        PER SHARE
                                            (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                           --------------  -------------  -------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $          125        652,705  $        0.19
                                                                          =============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                            -              -
                                           --------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $          125        652,705  $        0.19
                                           ==============  =============  =============


NOTE 5 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three month periods ended March 31, 2006 and 2005 (in thousands):

                                                                     THREE MONTHS ENDED MARCH 31, 2006
                                                              ----------------------------------------------
                                                                 PRE-TAX        (EXPENSE)       NET-OF-TAX
                                                                  AMOUNT         BENEFIT          AMOUNT
                                                              --------------  --------------  --------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $          (3)  $            1  $          (2)
Plus: reclassification adjustment for gains (losses)
  realized in net income                                                  -                -               -
                                                              --------------  --------------  --------------
Net unrealized gains (losses) on securities                              (3)               1             (2)
                                                              --------------  --------------  --------------
Other comprehensive income (loss)                             $          (3)  $            1  $          (2)
                                                              ==============  ==============  ==============


                                                                    THREE MONTHS ENDED MARCH 31, 2005
                                                              --------------------------------------------
                                                                PRE-TAX        (EXPENSE)      NET-OF-TAX
                                                                 AMOUNT         BENEFIT         AMOUNT
                                                              -------------  --------------  -------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $           9  $          (3)  $           6
Plus: reclassification adjustment for gains (losses)
  realized in net income                                                  -              -               -
                                                              -------------  --------------  -------------
Net unrealized gains (losses) on securities                               9             (3)              6
                                                              -------------  --------------  -------------
Other comprehensive income                                    $           9  $          (3)  $           6
                                                              =============  ==============  =============

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss)  on  securities  available-for-sale,  net  of  the  deferred tax effects.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

The following is a discussion of the Company's financial condition as of March 31, 2006 compared to December 31, 2005, and the results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "estimate," "anticipate," "believe," "project," "intend," "plan," and similar expressions, are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
-------------------

For the three months ended March 31, 2006, net interest income, the major component of net income, increased $151,000, or 27.6%, to $698,000 as compared to $547,000 for the same period in 2005. Interest and fee income from loans increased $311,000, or 38.9%, for the three months ended March 31, 2006 compared to the same period in 2005 as the Bank continues to experience growth in the loan portfolio. Average loans outstanding were $44,300,000 during the first quarter of 2005 compared to $56,128,000 for the same period in 2006. In addition, loan portfolio yields increased from 7.32% during the first quarter of 2005 to 8.03% for the same period in 2006 due to the rising interest rate environment during this time.

Interest expense for the three months ended March 31, 2006 was $485,000 as compared to $280,000 for the same period in 2005. The average rate paid on interest-bearing liabilities increased from 2.70% during the first quarter of 2005 to 3.54% for the same period in 2006, along with an increase in average interest-bearing liabilities from $42,104,000 during the first quarter of 2005 to $55,697,000 for the same period in 2006.

The interest rate spread, which is the difference between the yield on earning assets and the rate paid on liabilities, was 4.07% for the three months ended March 31, 2006, compared to 4.15% for the same period in 2005. The net interest margin, which is net interest income divided by average earning assets, was 4.49% for the first three months of 2006 compared to 4.53% for the same period in 2005.

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the three months ended March 31, 2006, the provision charged to expense was $43,000, as compared to $57,000 for the same period in 2005. The allowance for loan losses represents 1.23% of gross loans at March 31, 2006 compared to 1.00% at March 31, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events, which are believed to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of net income and possibly capital.

NONINTEREST INCOME
------------------

Noninterest income for the three months ended March 31, 2006 was $115,000, a decrease of $35,000 from the comparable period in 2005. The largest component of noninterest income was service charges on deposit accounts, which totaled $37,000 for the three months ended March 31, 2006, as compared to $45,000 for the three months ended March 31, 2005. The decrease in service charges was primarily due to a decrease in overdraft and NSF fees. Gains on sales of loans decreased by $10,000 and were $33,000 for the three months ended March 31, 2006 compared to $43,000 for the comparable period in 2005. The decrease was primarily due to less SBA loan sale activity in 2006. Other income decreased by $17,000 and totaled $45,000 for the three months ended March 31, 2006 compared to $62,000 for the comparable period in 2005. The decrease was primarily due to a decrease in secondary market mortgage broker fees.

NONINTEREST EXPENSE
-------------------

Noninterest expense for the three months ended March 31, 2006 was $583,000, an increase of $132,000 from the comparable period in 2005. Salaries and employee benefits totaled $282,000 for the three months ended March 31, 2006, an increase of $22,000 from the comparable period in 2005. The increase was primarily due to an increase in the number of employees, normal salary increases and increases in employee benefits expense. Net occupancy expense totaled $68,000 for the three months ended March 31, 2006, an increase of $15,000 from the comparable period in 2005. The increase was primarily due to increased depreciation expense and increases in maintenance and repairs. Other noninterest expense totaled $233,000 for the three months ended March 31, 2006, an increase of $95,000 from the comparable period in 2005. The increase was primarily due to increases in data processing and advertising expenses in order to support the Bank's growth, and an increase in legal fees related to executive officer changes and preparation and review of additional filings with the SEC.

INCOME TAXES
------------

Income tax expense for the three months ended March 31, 2006 was $72,000 as compared to $64,000 for the same period in 2005. All of the Company's net operating losses have been utilized for tax purposes, and the Company is now fully taxable for both Federal and state income tax purposes.

NET INCOME
----------

The combination of the above factors resulted in net income for the three months ended March 31, 2006 of $115,000 as compared to net income of $125,000 for the same period in 2005.

FINANCIAL CONDITION
-------------------

ASSETS AND LIABILITIES
----------------------

During the first three months of 2006, total assets increased $2,435,000, or 3.7%, when compared to December 31, 2005. The primary growth in assets was composed of an increase in loans receivable of $3,215,000, or 5.9%, during the first three months of 2006. Total deposits increased $1,531,000, or 2.6%, from the December 31, 2005 amount of $58,135,000. Federal funds sold decreased by $1,742,000 during the first three months of 2006 in order to fund the increase in loans in excess of deposit growth.

INVESTMENT SECURITIES
---------------------

Securities available for sale increased from $2,269,000 at December 31, 2005 to $2,701,000 at March 31, 2006 primarily due to the purchase of SCM securities now that the Bank is fully taxable. All of the Bank's marketable investment securities were designated as available-for-sale at March 31, 2006. The increase of $36,000 in nonmarketable equity securities was due to a required purchase of additional FHLB stock.

LOANS
-----

Balances within the major loan categories as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

                                                       MARCH 31,    DECEMBER 31,
                                                         2006           2005
                                                     -------------  -------------
     Real estate - construction                      $      20,148  $      17,082
     Real estate - mortgage                                 28,765         25,995
     Commercial and industrial                               5,949          8,640
     Consumer and other                                      2,663          2,593
                                                     -------------  -------------
                                                     $      57,525  $      54,310
                                                     =============  =============

The Bank continued its trend of loan growth during the first three months of 2006. Outstanding loans increased $3,215,000, or 5.9%, during the period. As shown above, the main component of growth in the loan portfolio was real estate
- construction loans which increased 17.9%, or $3,066,000, from December 31, 2005 to March 31, 2006.

RISK ELEMENTS IN THE LOAN PORTFOLIO
-----------------------------------

The following is a summary of risk elements in the loan portfolio (in thousands):

                                                            MARCH 31,    DECEMBER 31,
                                                              2006           2005
                                                          -------------  -------------
     Nonaccrual loans                                     $         306  $         313
     Accruing loans more than 90 days past due            $           -  $         107
     Loans identified by the internal review mechanism:
       Criticized                                         $       1,248  $       1,546
       Classified                                         $         503  $         551


Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that we will sustain a loss if the deficiencies are not corrected.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                         THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------
                                                           2006               2005
                                                     -----------------  -----------------
     Balance, beginning of period                    $            679   $            488
     Provision for loan losses                                     43                 57
     Net loans (charged-off) recovered                            (17)                 -
                                                     -----------------  -----------------

     Balance, end of period                          $            705   $            545
                                                     =================  =================

     Loans outstanding, end of period                $         57,525   $         54,310

     Allowance for loan losses to loans outstanding              1.23%              1.00%

DEPOSITS
--------

Balances within the major deposit categories as of March 31, 2006 and December 31, 2005 are as follows (in thousands):

                                                           MARCH 31,    DECEMBER 31,
                                                             2006           2005
                                                         -------------  -------------
     Noninterest-bearing demand deposits                 $       5,888  $       6,519
     Interest-bearing demand deposits                           11,290          7,463
     Savings deposits                                            1,248            878
     Time deposits $100,000 and over                            13,513         13,348
     Other time deposits                                        27,727         29,927
                                                         -------------  -------------
                                                         $      59,666  $      58,135
                                                         =============  =============

At March 31, 2006, total deposits had increased by $1,531,000, or 2.6%, from December 31, 2005. The largest increase was in interest-bearing demand deposits, which increased $3,827,000 from December 31, 2005 to March 31, 2006. This increase is primarily due to increases in balances maintained in the Bank's business checking accounts.

LIQUIDITY
---------

The Bank meets its liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 93.7% and 90.8% at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006, the Company's primary sources of liquidity included Federal funds sold of $3,093,000 and securities available-for-sale totaling $2,701,000. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to 14 days. At March 31, 2006, unused lines of credit totaled $5,440,000.

OFF-BALANCE SHEET RISK
----------------------

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At March 31, 2006, the Bank had issued commitments to extend credit of $11,031,000 and standby letters of credit totaling $318,000.

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the above amounts do not necessarily reflect the Bank's need for funds in the future.

The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

CRITICAL ACCOUNTING POLICIES
----------------------------

The Company has adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of its financial statements. The significant accounting policies are described in the notes to the consolidated financial statements at December 31, 2005 as filed in the Annual Report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions which have a material impact on the carrying value of certain assets and liabilities. Management considers these accounting policies to be critical accounting policies. The judgments and assumptions used are based on historical experience and other factors, which management believes to be reasonable under the circumstances. Because of the nature of the judgments and assumptions, actual results could differ from these judgments and estimates which could have a major impact on the carrying values of assets and liabilities and results of operations.

Management believes the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portions of our 2005 Annual Report on Form 10-KSB and this Form 10-QSB that address the allowance for loan losses for a description of our processes and methodology for determining the allowance for loan losses.

CAPITAL RESOURCES
-----------------

Total shareholders' equity increased from $5,803,000 at December 31, 2005 to $6,794,000 at March 31, 2006. The increase is due to net income of $115,000 and the exercise of director warrants totaling $876,000.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels. Because the Company has total assets of less than $150 million, its capital adequacy is judged only on the adequacy of the Bank's capital. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. For the Bank, Tier 1 capital consists of common shareholders' equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. For the Bank, Tier 2 capital consists of the reserve for loan losses subject to certain limitations. An institution's qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of March 31, 2006, as well as the ratios to be considered "well capitalized."

The  following table summarizes the Bank's risk-based capital at March 31, 2006:

Shareholders' equity                                          $ 6,631,000
  Less: unrealized gains/losses on securities held for sale        24,000
  Less: disallowed servicing assets                               (11,000)
                                                              ------------
  Tier 1 capital                                                6,644,000
  Plus: allowance for loan losses (1)                             705,000
                                                              ------------
  Total capital                                               $ 7,349,000
                                                              ============
  Risk-weighted assets                                        $57,714,000
                                                              ============
Risk-based capital ratios
  Tier 1 capital (to risk-weighted assets)                          11.51%
  Total capital (to risk-weighted assets)                           12.73%
  Tier 1 capital (to total average assets)                           9.88%

(1) Limited to 1.25% of risk-weighted assets

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and our principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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


PART II. OTHER INFORMATION
--------------------------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

As previously reported, on November 15, 2005, the Company terminated the employment of William B. Gossett as the president and chief executive officer of the Company and the Bank. Mr. Gossett's employment was terminated for cause under specific provisions of his employment agreement as a result of regulatory actions stemming from the 2005 Office of the Comptroller of the Currency ("OCC") examination of the Bank. Among other things, the OCC commented on management's failure to properly address issues noted in prior exam reports. As a result of the OCC examination, each Board member has signed a Commitment Letter with the OCC agreeing to take proper action to correct all noted issues. Currently, all of the noted issues have been or are being corrected and the OCC has commented favorably on the progress being made by the Bank. Management believes the Commitment Letter will not have a material adverse effect on our operations.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------

On February 9, 2006, William B. Gossett, the Company's former President and Chief Executive Officer, exercised warrants to purchase 30,127 shares of the Company's common stock at an exercise price of $10.00 per share, or an aggregate of $301,270. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

In March 2006, five of the Company's directors exercised warrants to purchase an aggregate of 57,428 shares of the Company's common stock at an exercise price of $10.00 per share, or an aggregate of $574,280. These shares were issued pursuant to the exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 5.  OTHER INFORMATION
--------------------------

Effective as of November 17, 2005, Islands Community Bank entered into a five year Contract of Employment with John R. Perrill regarding his employment as the Bank's Senior Loan Officer and Acting Chief Executive Officer. Mr. Perrill will serve as the Acting Chief Executive Officer until a permanent Chief Executive Officer is appointed. Under the terms of the agreement, Mr. Perrill will receive an annual base salary of $135,000 per year and is entitled to salary increases pursuant to the Bank's Salary and Bonus Incentive Plan. In addition, Mr. Perrill is entitled to payment of service and social club dues, a car or travel allowance of $600 per month, health insurance premiums and to participate in other customary benefit programs offered to all employees, such as retirement plans and vacation time.

The agreement provides that, in the event Mr. Perrill is terminated by the Bank without cause (as defined in the agreement), Mr. Perrill is entitled to a lump sum severance payment equal to the sum of his salary as in effect at the effective time of the termination of employment and the amount of bonus earned during the prior calendar year. In the event the Bank is sold within a five year period from the effective date of the agreement and Mr. Perrill is not provided continued employment under substantially the same terms and conditions as provided in the agreement, Mr. Perrill is entitled to two years severance pay.

ITEM 6.  EXHIBITS
-----------------

Exhibit 10.7 - Contract of Employment by and between Islands Community Bank and John R. Perrill dated as of November 17, 2005.

Exhibit 31.1 - Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32 - Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 ISLANDS BANCORP

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   By:       /s/ John R. Perrill
                                            -------------------------------
                                            John R. Perrill
                                            Acting Chief Executive Officer


Date:   May 12, 2006              By:        /s/ Carol J. Nelson
                                            -------------------------------
                                            Carol J. Nelson
                                            Chief Financial Officer

                                 ISLANDS BANCORP

                                INDEX TO EXHIBITS

Exhibit
Number        Description
-------       -----------

10.7          John R. Perrill Employment Agreement

31.1          Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2          Rule 13a-14(a) Certification of the Chief Financial Officer.

32            Section 1350 Certifications.