Form 10QSB
period 2006-06-30
ISLANDS BANCORP
filed 2006-08-09
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)                        FORM 10-QSB

    X              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  ---                 THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM          TO
                                              --------    --------

                        Commission File No. 33-31013 - A

                                 ISLANDS BANCORP
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

             South Carolina                             57-1082388
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

   740,260 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ON AUGUST 8, 2006

  Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

                                               ISLANDS BANCORP


                                                    INDEX

PART I. FINANCIAL INFORMATION                                                                       Page No.
-----------------------------                                                                       --------
Item 1. Financial Statements (Unaudited)

  Condensed Consolidated Balance Sheets - June 30, 2006 and December 31, 2005. . . . . . . . . . . .       3

  Condensed Consolidated Statements of Income - Three and Six Months Ended June 30, 2006 and 2005. .       4

  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
    Six Months Ended June 30, 2006 and 2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

  Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2006 and 2005. . . . .       6

  Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . .    7-11

Item 2. Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . . .   12-17

Item 3. Controls and Procedures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17


PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17-18

Item 4. Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . . .      18

Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                                       ISLANDS BANCORP
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (DOLLARS IN THOUSANDS)

                                                                  JUNE 30,     DECEMBER 31,
                                                                    2006           2005
                                                                ------------  --------------
ASSETS                                                          (UNAUDITED)
  Cash and cash equivalents
    Cash and due from banks                                     $     1,240   $         871
    Interest bearing deposits in banks                                  103             134
    Federal funds sold                                                  156           4,835
                                                                ------------  --------------
      Total cash and cash equivalents                                 1,499           5,840
                                                                ------------  --------------
  Securities available for sale                                       3,123           2,269
  Nonmarketable equity securities, at cost                              392             356
                                                                ------------  --------------
      Total securities                                                3,515           2,625
                                                                ------------  --------------
  Loans                                                              61,072          54,310
    Less allowance for loan losses                                      736             679
                                                                ------------  --------------
      Loans, net                                                     60,336          53,631
                                                                ------------  --------------
  Premises and equipment, net                                         3,269           3,333
  Other assets                                                          674             778
                                                                ------------  --------------
      Total assets                                              $    69,293   $      66,207
                                                                ============  ==============

LIABILITIES
  Deposits
    Noninterest bearing                                         $     7,767   $       6,519
    Interest bearing                                                 52,299          51,616
                                                                ------------  --------------
      Total deposits                                                 60,066          58,135
                                                                ------------  --------------
  Other borrowings                                                    1,700           1,700
  Other liabilities                                                     592             569
                                                                ------------  --------------
      Total liabilities                                              62,358          60,404
                                                                ------------  --------------
SHAREHOLDERS' EQUITY
  Common stock, zero par value; 10,000,000 shares authorized,
    740,260 and 652,705 shares issued and outstanding at
    June 30, 2006 and December 31, 2005, respectively                 7,089           6,213
  Retained deficit                                                     (119)           (388)
  Accumulated other comprehensive income (loss)                         (35)            (22)
                                                                ------------  --------------
      Total shareholders' equity                                      6,935           5,803
                                                                ------------  --------------
      Total liabilities and shareholders' equity                $    69,293   $      66,207
                                                                ============  ==============

                             See notes to condensed
                       consolidated financial statements.

                                  ISLANDS BANCORP
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                    (UNAUDITED)
                               (DOLLARS IN THOUSANDS)


                                          THREE MONTHS ENDED     SIX MONTHS ENDED
                                                JUNE 30,              JUNE 30,
                                       ----------------------  --------------------
                                          2006        2005       2006       2005
                                       ----------  ----------  ---------  ---------
INTEREST INCOME
  Loans, including fees                $    1,218  $      862  $   2,329  $   1,662
  Investment securities:
    Taxable                                    30          12         55         25
    Nontaxable                                  5           -          5          -
  Interest bearing deposits in banks            1           -          3          -
  Federal funds sold                           35          24         80         38
                                       ----------  ----------  ---------  ---------
      Total                                 1,289         898      2,472      1,725
                                       ----------  ----------  ---------  ---------
INTEREST EXPENSE
  Deposits                                    482         310        950        574
  Other borrowings                             18          18         35         34
                                       ----------  ----------  ---------  ---------
      Total                                   500         328        985        608
                                                               ---------  ---------
NET INTEREST INCOME                           789         570      1,487      1,117
Provision for loan losses                      20          58         63        115
                                       ----------  ----------  ---------  ---------
NET INTEREST INCOME AFTER PROVISION           769         512      1,424      1,002
                                       ----------  ----------  ---------  ---------
  FOR LOAN LOSSES

NONINTEREST INCOME
  Service charges on deposit accounts          37          40         74         85
  Gains on sales of loans                      19          46         52         89
  Other income                                 43          12         88         74
                                       ----------  ----------  ---------  ---------
      Total noninterest income                 99          98        214        248
                                       ----------  ----------  ---------  ---------
NONINTEREST EXPENSE
  Salaries and employee benefits              321         248        603        508
  Net occupancy expense                        72          55        140        108
  Other operating expense                     250         119        483        257
                                       ----------  ----------  ---------  ---------
      Total noninterest expense               643         422      1,226        873
                                       ----------  ----------  ---------  ---------
INCOME BEFORE INCOME TAXES                    225         188        412        377
Income tax expense                             86          68        158        132
                                       ----------  ----------  ---------  ---------
NET INCOME                             $      139  $      120  $     254  $     245
                                       ==========  ==========  =========  =========
EARNINGS PER SHARE

Basic                                  $      .19  $      .18  $     .36  $     .38
                                       ==========  ==========  =========  =========
Diluted                                $      .18  $      .18  $     .34  $     .38
                                       ==========  ==========  =========  =========

                             See notes to condensed
                       consolidated financial statements.

                                     ISLANDS BANCORP
           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 AND COMPREHENSIVE INCOME
                     FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                       (UNAUDITED)
                                  (DOLLARS IN THOUSANDS)


                                                                   ACCUMULATED
                                    COMMON STOCK                      OTHER
                                 ------------------   RETAINED    COMPREHENSIVE
                                  SHARES    AMOUNT    DEFICIT        INCOME        TOTAL
                                 --------  --------  ----------  ---------------  -------
BALANCE, DECEMBER 31, 2004        652,705  $ 6,213   $    (927)  $          (20)  $5,266

Net income                             --       --         245               --      245

Other comprehensive income             --       --          --                6        6
                                 --------  --------  ----------  ---------------  -------

Comprehensive income                   --       --         245                6      251
                                 --------  --------  ----------  ---------------  -------

BALANCE, JUNE 30, 2005            652,705  $  6,213  $    (682)  $          (14)  $ 5,517
                                 ========  ========  ==========  ===============  =======


BALANCE, DECEMBER 31, 2005        652,705  $ 6,213   $    (388)  $          (22)  $5,803

Net income                             --       --         254               --      254

Other comprehensive income             --       --          --              (13)     (13)
                                 --------  --------  ----------  ---------------  -------

Comprehensive income                   --       --         254              (13)     241
                                 --------  --------  ----------  ---------------  -------

Stock-based compensation               --       --          15               --       15

Exercise of director warrants      87,555      876          --                -      876
                                 --------  --------  ----------  ---------------  -------

BALANCE, JUNE 30, 2006            740,260  $ 7,089   $    (119)  $          (35)  $6,935
                                 ========  ========  ==========  ===============  =======

                             See notes to condensed
                       consolidated financial statements.

                                   ISLANDS BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                     (UNAUDITED)
                                (DOLLARS IN THOUSANDS)


                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                               ----------------------
                                                                 2006        2005
                                                               ---------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $    254   $      245
  Adjustments to reconcile net income to net cash provided by operating activities
      Provision for loan losses                                      63          115
      Depreciation expense                                           86           72
      Other, net                                                    123          (12)
                                                               ---------  -----------
        Net cash provided by operating activities                   526          420
                                                               ---------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of available for sale securities                     (1,015)      (1,467)
  Purchases of nonmarketable equity securities                      (36)         (31)
  Paydowns and calls of available for sale securities               161          727
  Net increase in loans                                          (6,762)      (7,546)
  Purchases of fixed assets                                         (22)         (14)
                                                               ---------  -----------
        Net cash used in investing activities                    (7,674)      (8,331)
                                                               ---------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                        1,931       10,004
  Exercise of director warrants                                     876            -
                                                               ---------  -----------
        Net cash provided by financing activities                 2,807       10,004
                                                               ---------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (4,341)       2,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    5,840        1,540
                                                               ---------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                       $  1,499   $    3,633
                                                               =========  ===========
CASH PAID DURING THE PERIOD FOR:
  Income taxes                                                 $     11   $       15
                                                               =========  ===========
  Interest                                                     $    939   $      578
                                                               =========  ===========

                             See notes to condensed
                       consolidated financial statements.

                                ISLANDS BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE  1  -  BASIS  OF  PRESENTATION
-----------------------------------

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of June 30, 2006 and for the interim periods ended June 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.


NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS
--------------------------------------------------------

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

NOTE  3  -  STOCK-BASED  COMPENSATION
-------------------------------------

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

                                                                            THREE MONTHS ENDED JUNE 30,
                                                                         --------------------------------
                                                                              2006             2005
                                                                         -------------   ----------------
Net income as reported                                                   $         139   $           120
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                     12                 -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related
 tax effects                                                                       (12)              (15)
                                                                         --------------  ----------------

Pro forma net income including stock-based compensation cost based
on fair-value method                                                     $         139   $           105
                                                                         ==============  ================

Earnings per share:
  Basic-as reported                                                      $         .19   $           .18
                                                                         ==============  ================
  Basic-pro forma                                                        $         .19   $           .16
                                                                         ==============  ================

  Diluted-as reported                                                    $         .18   $           .18
                                                                         ==============  ================
  Diluted-pro forma                                                      $         .18   $           .16
                                                                         ==============  ================

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         --------------------------------
                                                                              2006             2005
                                                                         -------------   ----------------
Net income as reported                                                   $         254   $           245
Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                     13                 -
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of related
tax effects                                                                       (13)               (30)
                                                                         -------------   ----------------

Pro forma net income including stock-based compensation cost based
on fair-value method                                                     $         254   $           215
                                                                         =============   ================

Earnings per share:
  Basic-as reported                                                      $         .36   $           .38
                                                                         =============   ================
  Basic-pro forma                                                        $         .36   $           .33
                                                                         =============   ================

  Diluted-as reported                                                    $         .34   $           .38
                                                                         =============   ================
  Diluted-pro forma                                                      $         .34   $           .33
                                                                         =============   ================

NOTE  4  -  EARNINGS  PER  SHARE
--------------------------------

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and six month periods ended June 30, 2006 and 2005 are as follows (in thousands, except share and per share amounts):

                                               THREE MONTHS ENDED JUNE 30, 2006
                                           -----------------------------------------
                                            INCOME        SHARES          PER SHARE
                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                           ------------  -------------  ------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $        139        740,260  $       0.19
                                                                        ============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                          -         43,052
                                           ------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $        139        783,312  $       0.18
                                           ============  =============  ============

                                               THREE MONTHS ENDED JUNE 30, 2005
                                           -----------------------------------------
                                            INCOME        SHARES          PER SHARE
                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                           ------------  -------------  ------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $        120        652,705  $       0.18
                                                                        ============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                          -              -
                                           ------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $        120        652,705  $       0.18
                                           ============  =============  ============

                                                SIX MONTHS ENDED JUNE 30, 2006
                                           -----------------------------------------
                                            INCOME        SHARES          PER SHARE
                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                           ------------  -------------  ------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $        254        711,848  $       0.36
                                                                        ============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                          -         40,383
                                           ------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $        254        752,231  $       0.34
                                           ============  =============  ============

                                                SIX MONTHS ENDED JUNE 30, 2005
                                           -----------------------------------------
                                            INCOME        SHARES          PER SHARE
                                           (NUMERATOR)   (DENOMINATOR)     AMOUNT
                                           ------------  -------------  ------------
BASIC EARNINGS PER SHARE
  Income available to common shareholders  $        245        652,705  $       0.38
                                                                        ============
EFFECT OF DILUTIVE SECURITIES
  Stock options and warrants                          -              -
                                           ------------  -------------
DILUTED EARNINGS PER SHARE
  Income available to common shareholders
    plus assumed conversions               $        245        652,705  $       0.38
                                           ============  =============  ============

NOTE 5 - COMPREHENSIVE INCOME
-----------------------------

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and six month periods ended June 30, 2006 and 2005 (in thousands):

                                                                   THREE MONTHS ENDED JUNE 30, 2006
                                                              -----------------------------------------
                                                                 PRE-TAX      (EXPENSE)    NET-OF-TAX
                                                                  AMOUNT       BENEFIT       AMOUNT
                                                              --------------  ----------  -------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $         (17)  $        6  $        (11)

Plus: reclassification adjustment for gains (losses)
  realized in net income                                                  -            -             -
                                                              --------------  ----------  -------------
Net unrealized gains (losses) on securities                             (17)           6           (11)
                                                              --------------  ----------  -------------
Other comprehensive income (loss)                             $         (17)  $        6  $        (11)
                                                              ==============  ==========  =============

                                                                   THREE MONTHS ENDED JUNE 30, 2005
                                                              ---------------------------------------
                                                                 PRE-TAX     (EXPENSE)    NET-OF-TAX
                                                                 AMOUNT       BENEFIT       AMOUNT
                                                              -------------  ----------  ------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $           -  $        -  $          -

Plus: reclassification adjustment for gains (losses)
  realized in net income                                                  -           -             -
                                                              -------------  ----------  ------------
Net unrealized gains (losses) on securities                               -           -             -
                                                              -------------  ----------  ------------
Other comprehensive income                                    $           -  $        -  $          -
                                                              =============  ==========  ============

                                                                   SIX MONTHS ENDED JUNE 30, 2006
                                                              ---------------------------------------
                                                                PRE-TAX     (EXPENSE)    NET-OF-TAX
                                                                 AMOUNT      BENEFIT       AMOUNT
                                                              ------------  ----------  -------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $       (20)  $        7  $        (13)

Plus: reclassification adjustment for gains (losses)
  realized in net income                                                -            -             -
                                                              ------------  ----------  -------------
Net unrealized gains (losses) on securities                           (20)           7           (13)
                                                              ------------  ----------  -------------
Other comprehensive income (loss)                             $       (20)  $        7  $        (13)
                                                              ============  ==========  =============

                                                                  SIX MONTHS ENDED JUNE 30, 2005
                                                              --------------------------------------
                                                                PRE-TAX    (EXPENSE)    NET-OF-TAX
                                                                AMOUNT      BENEFIT       AMOUNT
                                                              -----------  ----------  -------------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period   $         9  $      (3)  $           6

Plus: reclassification adjustment for gains (losses)
  realized in net income                                                -          -               -
                                                              -----------  ----------  -------------
Net unrealized gains (losses) on securities                             9         (3)              6
                                                              -----------  ----------  -------------
Other comprehensive income                                    $         9  $      (3)  $           6
                                                              ===========  ==========  =============

Accumulated  other  comprehensive  income consists solely of the unrealized gain
(loss)  on  securities  available-for-sale,  net  of  the  deferred tax effects.

NOTE  6  -  STOCK  BASED  COMPENSATION  PLAN
--------------------------------------------

On  March  19,  2002,  the  Company  established  the Islands Bancorp 2002 Stock
Incentive Plan ("Stock Plan") that provides for the granting of options to purchase up to 97,905 shares of the Company's common stock to directors, officers, or employees of the Company. The per-share exercise price of the stock options granted is determined by the Stock Plan's Administrative Committee. As of June 30, 2006, there were 57,036 shares available for grant.

During the six months ended June 30, 2006, there were 1,000 options granted with an exercise price of $11.00 and a vesting period of three years, and 4,950 options granted with an exercise price of $11.00 which were fully vested on July 1, 2006.

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 and 2005 grants:

                              2006         2005
                              -----       ------
Dividend yield                0.00%        0.00%
Expected volatility           5.00%       12.00%
Risk-free interest rate       4.29%        4.25%
Expected life                   10           10

The following is a summary of the activity under the Stock Plan for the three months ending June 30, 2006:

Three Months Ended June 30, 2006      Options  Weighted Avg. Exercise Price
------------------------------------  -------  -----------------------------
Balance at April 1, 2006               40,869  $                       10.27
Granted                                     -                              -
Exercised                                   -                              -
Cancelled                                   -                              -
Balance at June 30, 2006               40,869  $                       10.27

Options Exercisable at June 30, 2006   27,614  $                       10.18

The following is a summary of the activity under the Stock Plan for the six months ending June 30, 2006:

Six Months Ended June 30, 2006        Options  Weighted Avg. Exercise Price
------------------------------------  -------  -----------------------------
Balance at January 1, 2006             34,919  $                       10.14
Granted                                 5,950  $                       11.00
Exercised                                   -                             --
Cancelled                                   -                             --
Balance at June 30, 2006               40,869  $                       10.27

Options Exercisable at June 30, 2006   27,614  $                       10.18

The Directors of the Company received an aggregate total of 200,105 stock warrants, or approximately one stock warrant for each one share of the Company's common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company's common stock for $10.00. As of June 30, 2006, all warrants were fully vested. All unexercised warrants will expire on July 6, 2011.

During the six months ending June 30, 2006, 87,555 warrants were exercised at an average exercise price of $10.00. There were no warrants exercised during the six months ending June 30, 2005. No warrants were granted or forfeited in either year. There were 112,550 warrants outstanding at June 30, 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

The following is a discussion of the Company's financial condition as of June 30, 2006 compared to December 31, 2005, and the results of operations for the three and six months ended June 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005. This report contains "forward-looking statements" relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words "expect," "estimate," "anticipate," "believe," "project," "intend," "plan," and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS  OF  OPERATIONS
-----------------------

NET INTEREST INCOME
-------------------

For the six months ended June 30, 2006, net interest income, the major component of net income, increased $370,000, or 33%, to $1,487,000 as compared to $1,117,000 for the same period in 2005. Interest and fee income from loans increased $667,000, or 40%, for the six months ended June 30, 2006 compared to the same period in 2005. Average loans outstanding were $56,852,000 for the first six months of 2006 compared to $45,879,000 for the same period in 2005. In addition, loan portfolio yields increased from 7.31% for the first six months of 2005 to 8.26% for the same period in 2006 due to the rising interest rate environment during this time. Interest expense for the six months ended June 30, 2006 was $985,000 as compared to $608,000 for the same period in 2005. Average interest-bearing liabilities increased from $43,797,000 during the first six months of 2005 to $55,331,000 for the same period in 2006. The average rate paid on interest-bearing liabilities increased from 2.80% during the first six months of 2005 to 3.60% for the same period in 2006. The interest rate spread, which is the difference between the yield on earning assets and the rate paid on liabilities, was 4.26% for the six months ended June 30, 2006, compared to 4.01% for the same period in 2005. The net interest margin, which is net interest income divided by average earning assets, was 4.72% for the first six months of 2006 compared to 4.41% for the same period in 2005.

For the three months ended June 30, 2006, net interest income increased $219,000, or 38%, to $789,000 as compared to $570,000 for the same period in 2005. Interest and fee income from loans increased $356,000, or 41%, for the three months ended June 30, 2006 compared to the same period in 2005 as the Bank continued to experience growth in the loan portfolio along with an increase in the average yield on loans. Average loans outstanding were $47,440,000 during the second quarter of 2005 compared to $57,569,000 for the same period in 2006. Interest expense for the three months ended June 30, 2006 was $500,000 as compared to $328,000 for the same period in 2005. Average interest-bearing liabilities increased from $45,473,000 during the second quarter of 2005 to $54,968,000 for the same period in 2006, along with an increase in the average rate paid.

PROVISION  AND  ALLOWANCE  FOR  LOAN  LOSSES
--------------------------------------------

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the six months ended June 30, 2006, the provision charged to expense was $63,000, as compared to $115,000 for the same period in 2005. For the three months ended June 30, 2006, the provision charged to expense was $20,000, as compared to $58,000 for the same period in 2005. The allowance for loan losses represents 1.21% of gross loans at June 30, 2006 compared to 1.23% at June 30, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management's judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events which are believed to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of net income and possibly capital.

NONINTEREST  INCOME
-------------------

Noninterest income for the six months ended June 30, 2006 was $214,000, a decrease of $34,000 from the comparable period in 2005. Service charges on deposit accounts totaled $74,000 for the six months ended June 30, 2006, as compared to $85,000 for the same period in 2005. The decrease in service charges was primarily due to a decrease in overdraft and NSF fees. Gains on sales of loans decreased by $37,000 and totaled $52,000 for the six months ended June 30, 2006 compared to $89,000 for the comparable period in 2005. The decrease is due to a reduction in gains on sales of SBA loans combined with an increase in mortgage loans closed in the broker's name. Other income increased by $14,000 and totaled $88,000 for the six months ended June 30, 2006 compared to $74,000 for the comparable period in 2005. The increase was primarily due to an increase in secondary market mortgage broker fees, partially offset by a decrease in SBA servicing income.

Noninterest income for the three months ended June 30, 2006 was $99,000, a decrease of $1,000 from the comparable period in 2005. Service charges on deposit accounts totaled $37,000 for the three months ended June 30, 2006, as compared to $40,000 for the same period in 2005, with the decrease due to a reduction in overdraft and NSF fees. Gains on sales of loans decreased by $27,000 and totaled $19,000 for the three months ended June 30, 2006 compared to $46,000 for the comparable period in 2005, with the decrease due to a reduction in gains on sales of SBA loans combined with an increase in mortgage loans closed in the broker's name. Other income increased by $31,000 and totaled $43,000 for the three months ended June 30, 2006 compared to $12,000 for the comparable period in 2005, with the increase primarily due to an increase in secondary market mortgage broker fees.

NONINTEREST  EXPENSE
--------------------

Noninterest expense for the six months ended June 30, 2006 was $1,226,000, an increase of $353,000 from the comparable period in 2005. Salaries and employee benefits totaled $603,000 for the six months ended June 30, 2006, an increase of $95,000 from the comparable period in 2005. The increase was primarily due to an increase in the number of employees, normal salary increases and increases in employee benefits expense. In addition, in 2006 the Company recorded $15,000 in compensation expense related to stock options as discussed in Note 3 above. Net occupancy expense totaled $140,000 for the six months ended June 30, 2006, an increase of $32,000 from the comparable period in 2005. The increase was primarily due to increased depreciation expense and increases in maintenance and repairs. Other noninterest expense totaled $483,000 for the six months ended June 30, 2006, an increase of $226,000 from the comparable period in 2005. The increase was primarily due to increases in data processing and advertising expenses as a result of the Bank's growth, increases in other professional services such as technology support, and an increase in legal fees related to advice regarding changes in our executive management team, strategic planning, and preparation and review of additional filings with the SEC.

Noninterest expense for the three months ended June 30, 2006 was $643,000, an increase of $221,000 from the comparable period in 2005. Salaries and employee benefits totaled $321,000 for the three months ended June 30, 2006, an increase of $73,000 from the comparable period in 2005. The increase was primarily due to increases in the number of employees, salary increases, increased employee benefits expense and compensation expense related to stock options. Net occupancy expense totaled $72,000 for the three months ended June 30, 2006, an increase of $17,000 from the comparable period in 2005, with the increase primarily due to increased depreciation expense and increases in maintenance and repairs. Other noninterest expense totaled $250,000 for the three months ended June 30, 2006, an increase of $131,000 from the comparable period in 2005. The increase was again primarily due to increases in data processing, advertising, technology support and legal fees.

INCOME  TAXES
-------------

Income tax expense for the six months ended June 30, 2006 was $158,000 as compared to $132,000 for the same period in 2005. Income tax expense for the three months ended June 30, 2006 was $86,000 as compared to $68,000 for the same period in 2005. All of the Company's net operating losses have been utilized for tax purposes, and the Company is now fully taxable for both Federal and state income tax purposes.

NET  INCOME
-----------

The combination of the above factors resulted in net income for the six months ended June 30, 2006 of $254,000 as compared to net income of $245,000 for the same period in 2005. For the three months ended June 30, 2006, net income was $139,000 as compared to $120,000 for the same period in 2005.

FINANCIAL  CONDITION
--------------------

ASSETS  AND  LIABILITIES
------------------------

During the first six months of 2006, total assets increased $3,086,000, or 4.7%, when compared to December 31, 2005. The primary growth in assets was composed of an increase in loans of $6,762,000, or 12.5%, during the first six months of 2006. Total deposits increased $1,931,000, or 3.3%, from December 31, 2005 to June 30, 2006. Federal funds sold decreased by $4,679,000 during the first six months of 2006 in order to fund the increase in loans in excess of deposit growth.

INVESTMENT  SECURITIES
----------------------

Securities available for sale increased from $2,269,000 at December 31, 2005 to $3,123,000 at June 30, 2006 primarily due to the purchase of SCM securities now that income earned by the Bank is fully taxable. All of the Bank's marketable investment securities were designated as available-for-sale at June 30, 2006. The increase of $36,000 in nonmarketable equity securities was due to a required purchase of additional FHLB stock.

LOANS
-----

Balances within the major loan categories as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

                                                JUNE 30,   DECEMBER 31,
                                                  2006         2005
                                               ---------  -------------
     Real estate - construction                $  21,634  $      17,082
     Real estate - mortgage                       31,076         25,995
     Commercial and industrial                     5,878          8,640
     Consumer and other                            2,484          2,593
                                               ---------  -------------
                                               $  61,072  $      54,310
                                               =========  =============

The Bank continued its trend of loan growth during the first six months of 2006. Outstanding loans increased $6,762,000, or 12.5%, during the period. As shown above, the main component of growth in the loan portfolio was real estate - mortgage loans which increased 19.5%, or $5,081,000, from December 31, 2005 to June 30, 2006.

RISK  ELEMENTS  IN  THE  LOAN  PORTFOLIO
----------------------------------------

The following is a summary of risk elements in the loan portfolio (in thousands):

                                                     JUNE 30,   DECEMBER 31,
                                                       2006         2005
                                                     ---------  -------------
     Nonaccrual loans                                $     471  $         313
     Accruing loans more than 90 days past due       $      22  $         107
     Loans identified by internal loan review:
       Criticized                                    $   1,396  $       1,546
       Classified                                    $     496  $         551

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank's credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that a loss could occur if the deficiencies are not corrected.

ALLOWANCE FOR LOAN LOSSES
-------------------------

Activity in the allowance for loan losses is as follows (dollars in thousands):

                                                        SIX MONTHS ENDED JUNE 30,
                                                     -------------------------------
                                                          2006             2005
                                                     ---------------  --------------
     Balance, beginning of period                    $          679   $         488
     Provision for loan losses                                   63             115
     Net loans (charged-off) recovered                           (6)              -
                                                     ---------------  --------------
     Balance, end of period                          $          736   $         603
                                                     ===============  ==============

     Loans outstanding, end of period                $       61,072   $      48,969

     Allowance for loan losses to loans outstanding            1.21%           1.23%

DEPOSITS
--------

Balances within the major deposit categories as of June 30, 2006 and December 31, 2005 are as follows (in thousands):

                                                      JUNE 30,   DECEMBER 31,
                                                        2006         2005
                                                     ---------  -------------
     Noninterest-bearing demand deposits             $   7,767  $       6,519
     Interest-bearing demand deposits                   10,944          7,463
     Savings deposits                                      965            878
     Time deposits $100,000 and over                    13,985         13,348
     Other time deposits                                26,405         29,927
                                                     ---------  -------------
                                                     $  60,066  $      58,135
                                                     =========  =============

At June 30, 2006, total deposits had increased by $1,931,000, or 3.3%, from December 31, 2005. The largest increase was in interest-bearing demand deposits, which increased $3,481,000 from December 31, 2005 to June 30, 2006. This increase is primarily due to increases in balances maintained in the Bank's business checking accounts.

LIQUIDITY
---------

The Bank meets its liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 98.9% and 90.8% at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006, the Company's primary sources of liquidity included cash, Federal funds sold and securities available-for-sale. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to 30 days. At June 30, 2006, unused lines of credit totaled $5,440,000.

OFF-BALANCE  SHEET  RISK
------------------------

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank's customers at predetermined interest rates for a specified period of time. At June 30, 2006, the Bank had issued commitments to extend credit of $10,349,000 and standby letters of credit totaling $129,000.

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

CRITICAL  ACCOUNTING  POLICIES
------------------------------

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

CAPITAL  RESOURCES
------------------

Total shareholders' equity increased from $5,803,000 at December 31, 2005 to $6,935,000 at June 30, 2006. The increase is primarily due to net income of $254,000 and the exercise of director warrants totaling $876,000.

The Federal Reserve guidelines contain an exemption from the capital requirements for "small bank holding companies." On March 31, 2006, the Federal Reserve changed the definition of a small bank holding company to bank holding companies with less than $500 million in total assets (an increase from $150 million under the prior rule). However, bank holding companies will not qualify under the new definition if they (i) are engaged in significant nonbanking activities either directly or indirectly through a subsidiary, (ii) conduct significant off-balance sheet activities, including securitizations or managing or administering assets for third parties, or (iii) have a material amount of debt or equity securities (including trust preferred securities) outstanding that are registered with the SEC. Although we have less than $500 million in assets, it is unclear at this point whether we otherwise meet the requirements for qualifying as a "small bank holding company." According to the Federal Reserve Board, the revision of the criterion to exclude any bank holding company that has outstanding a material amount of SEC-registered debt or equity securities reflects the fact that SEC registrants typically exhibit a degree of complexity of operations and access to multiple funding sources that warrants excluding them from the new policy statement and subjecting them to the capital guidelines. In the adopting release for the new rule, the Federal Reserve Board stated that what constitutes a "material" amount of SEC-registered debt or equity for a particular bank holding company depends on the size, activities and condition of the relevant bank holding company. In lieu of using fixed measurable parameters of materiality across all institutions, the rule provides the Federal Reserve with supervisory flexibility in determining, on a case-by-case basis, the significance or materiality of activities or securities outstanding such that a bank holding company should be excluded from the policy statement and subject to the capital guidelines. Until the Federal Reserve provides further guidance on the new rules, it will be unclear whether our holding company will be subject to the exemption from the capital requirements for small bank holding companies. Regardless, our bank falls under these minimum capital requirements as set per bank regulatory agencies.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of June 30, 2006, as well as the ratios to be considered "well capitalized."

The  following  table summarizes the Bank's risk-based capital at June 30, 2006:

     Shareholders' equity                                    $ 6,801,000
       Plus: unrealized losses on securities held for sale        35,000
       Less: disallowed servicing assets                          (8,000)
                                                             ------------
       Tier 1 capital                                          6,828,000
       Plus: allowance for loan losses (1)                       736,000
                                                             ------------
       Total capital                                         $ 7,564,000
                                                             ============
       Risk-weighted assets                                  $60,942,000
                                                             ============
     Risk-based capital ratios
       Tier 1 capital (to risk-weighted assets)                    11.20%
       Total capital (to risk-weighted assets)                     12.41%
       Tier 1 capital (to total average assets)                    10.02%

(1) Limited to 1.25% of risk-weighted assets


ITEM  3.  CONTROLS  AND  PROCEDURES
-----------------------------------

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


PART II.  OTHER INFORMATION
---------------------------

ITEM  1.  LEGAL  PROCEEDINGS
----------------------------

As previously reported in the Company's quarterly report on Form 10-QSB for the quarter ended March 31, 2006, the Company terminated the employment of former President and Chief Executive Officer William B. Gossett on November 15, 2005. On February 1, 2006, Mr. Gossett, a principal security holder of the Company, filed a claim with the U.S. Department of Labor Occupational Safety and Health Administration (OSHA) against the Company and the Bank under 18 U.S.C. 1514A alleging that the Company and the Bank did not have cause to terminate his employment.

During the quarter ended June 30, 2006, Mr. Gossett's claims, and the Company's defenses, were investigated by OSHA. As a result of this investigation, OSHA determined that there was no reasonable cause to believe that the Company violated the applicable regulations. As permitted under U. S. Department of Labor regulations, Mr. Gossett elected to appeal the findings and requested a hearing before an administrative law judge which was scheduled to begin on August 22, 2006. Thereafter, Mr. Gossett notified the Company that he intends to file suit in federal court concerning this matter and requested that the administrative hearing be cancelled. The Company believes that Mr. Gossett's allegations are without merit and will vigorously defend the suit.

Apart from the foregoing, there are no material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

At the Company's Annual Meeting of Shareholders held on April 25, 2006, the following Class I directors were reelected as directors to serve an additional three-year term ending in 2009.

                             Votes For       Votes Against       Votes Withheld
                             ---------       -------------       --------------
Louis O. Dore                 431,616           68,637                 0
Martha B. Fender              431,616           68,637                 0
D. Martin Goodman             431,616           68,637                 0
Jimmy Lee Mullins, Sr.        431,116           69,137                 0

The following directors did not stand for reelection as their term of office continued: Paul M. Dunnavant, Daryl A. Ferguson, Stancel E. Kirkland Sr., Edward
J. McNeil Jr., Frances K. Nicholson, Carl E. Lipscomb, Narayan Shenoy, J. Frank Ward, and Bruce K. Wyles.

ITEM  6.  EXHIBITS
------------------

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


                              By:  /s/ John  R.  Perrill
                                   ------------------------
                                   John  R.  Perrill
                                   Acting  Chief  Executive  Officer


Date: August 9, 2006          By:  /s/ Carol  J.  Nelson
                                   ------------------------
                                   Carol  J.  Nelson
                                   Chief  Financial  Officer

                                 ISLANDS BANCORP

                                INDEX TO EXHIBITS

Exhibit
Number   Description
-------  -----------
31.1     Rule 13a-14(a) Certification of the Chief Executive Officer.

31.2     Rule 13a-14(a) Certification of the Chief Financial Officer.

32       Section 1350 Certifications.