Form 10QSB
period 2006-09-30
ISLANDS BANCORP
filed 2006-11-09
CIK 1094484

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 33-31013 - A

ISLANDS BANCORP

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

South Carolina	57-1082388
(State of incorporation)	(I.R.S. Employer Identification No.)

2348 Boundary Street, Beaufort SC 29902

(Address of principal executive offices)

(843) 521-1968

(Issuer’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date:

740,260 SHARES OF COMMON STOCK, NO PAR VALUE PER SHARE, ON NOVEMBER 9, 2006

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

ISLANDS BANCORP

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ISLANDS BANCORP

CONDENSED CONSOLIDATED BALANCE SHEETS

(DOLLARS IN THOUSANDS)

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
	(UNAUDITED)
Assets
Cash and cash equivalents
Cash and due from banks	$1,142	$871
Interest bearing deposits in banks	116	134
Federal funds sold	6,831	4,835

Total cash and cash equivalents	8,089	5,840

Securities available for sale	3,072	2,269
Nonmarketable equity securities, at cost	392	356

Total securities	3,464	2,625

Loans	62,245	54,310
Less allowance for loan losses	791	679

Loans, net	61,454	53,631

Premises and equipment, net	3,245	3,333
Other assets	765	778

Total assets	$77,017	$66,207

Liabilities
Deposits
Noninterest bearing	$6,268	$6,519
Interest bearing	61,894	51,616

Total deposits	68,162	58,135

Other borrowings	1,000	1,700
Other liabilities	750	569

Total liabilities	69,912	60,404

Shareholders’ equity
Common stock, zero par value; 10,000,000 shares authorized, 740,260 and 652,705 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	7,089	6,213
Retained earnings (deficit)	32	(388)
Accumulated other comprehensive (loss)	(16)	(22)

Total shareholders’ equity	7,105	5,803

Total liabilities and shareholders’ equity	$77,017	$66,207

See notes to condensed consolidated financial statements.

ISLANDS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005	2006	2005
Interest income
Loans, including fees	$1,367	$979	$3,696	$2,641
Investment securities:
Taxable	34	32	89	57
Nontaxable	5	—	10	—
Interest bearing deposits in banks	3	1	6	1
Federal funds sold	51	30	131	68

Total	1,460	1,042	3,932	2,767

Interest expense
Deposits	594	348	1,544	922
Other borrowings	26	20	61	54

Total	620	368	1,605	976

Net interest income	840	674	2,327	1,791
Provision for loan losses	60	44	123	159

Net interest income after provision for loan losses	780	630	2,204	1,632

Noninterest income
Service charges on deposit accounts	40	39	114	124
Gains on sales of loans	21	33	73	122
Other income	35	27	123	101

Total noninterest income	96	99	310	347

Noninterest expense
Salaries and employee benefits	301	271	904	779
Net occupancy expense	59	60	199	168
Other operating expense	286	147	769	404

Total noninterest expense	646	478	1,872	1,351

Income before income taxes	230	251	642	628
Income tax expense	90	97	248	229

Net income	$140	$154	$394	$399

Earnings per share
Basic	$.19	$.23	$.55	$.61

Diluted	$.18	$.23	$.52	$.61

See notes to condensed consolidated financial statements.

ISLANDS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005 (UNAUDITED)

(DOLLARS IN THOUSANDS)

	COMMON STOCK		RETAINED EARNINGS (DEFICIT)	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL
	SHARES	AMOUNT
Balance, December 31, 2004	652,705	$6,213	$(927)	$(20)	$5,266
Net income	—	—	399	—	399
Other comprehensive income	—	—	—	5	5

Comprehensive income	—	—	399	5	404

Balance, September 30, 2005	652,705	$6,213	$(528)	$(15)	$5,670

Balance, December 31, 2005	652,705	$6,213	$(388)	$(22)	$5,803
Net income	—	—	394	—	394
Other comprehensive income	—	—	—	6	6

Comprehensive income	—	—	394	6	400

Stock-based compensation	—	—	26	—	26
Exercise of director warrants	87,555	876	—	—	876

Balance, September 30, 2006	740,260	$7,089	$32	$(16)	$7,105

See notes to condensed consolidated financial statements.

ISLANDS BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(DOLLARS IN THOUSANDS)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Cash flows from operating activities
Net income	$394	$399
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	123	159
Depreciation expense	116	112
Other, net	215	(55)

Net cash provided by operating activities	848	615

Cash flows from investing activities
Purchases of available for sale securities	(1,015)	(1,467)
Purchases of nonmarketable equity securities	(36)	(31)
Paydowns and calls of available for sale securities	212	919
Net increase in loans	(7,935)	(9,538)
Purchases of fixed assets	(28)	(49)

Net cash used in investing activities	(8,802)	(10,166)

Cash flows from financing activities
Net increase in deposits	10,027	12,383
Net decrease in other borrowings	(700)	—
Exercise of director warrants	876	—

Net cash provided by financing activities	10,203	12,383

Net increase in cash and cash equivalents	2,249	2,832
Cash and cash equivalents, beginning of period	5,840	1,540

Cash and cash equivalents, end of period	$8,089	$4,372

Cash paid during the period for:
Income taxes	$20	$15

Interest	$1,510	$951

See notes to condensed consolidated financial statements.

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the requirements for interim financial statements and, accordingly, they are condensed and omit disclosures which would substantially duplicate those contained in the most recent annual report on Form 10-KSB. The financial statements, as of September 30, 2006 and for the interim periods ended September 30, 2006 and 2005, are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation. The financial information as of December 31, 2005 has been derived from the audited financial statements as of that date. For further information, refer to the financial statements and the notes included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE 2—PENDING MERGER WITH AMERIS BANCORP

On August 15, 2006, the Company signed a definitive agreement to merge with Ameris Bancorp. Under the terms of the agreement, the Company’s shareholders will receive $22.50 per share and may elect cash or Ameris common stock as consideration. The merger agreement has been approved by each party’s Board of Directors and is subject to the approval of the shareholders of the Company, receipt of required regulatory approvals and other customary closing conditions. The Company expects the transaction to close in the fourth quarter of 2006.

NOTE 3—RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The following is a summary of recent authoritative pronouncements that could impact the accounting, reporting, and/or disclosure of financial information by the Company.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140.” This Statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not believe that the adoption of SFAS No. 155 will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This Statement amends FASB No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract; requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; permits an entity to choose its subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities; at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

servicing liabilities. An entity should adopt SFAS No. 156 as of the beginning of its first fiscal year that begins after September 15, 2006. The Company does not believe the adoption of SFAS No. 156 will have a material impact on its financial position, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently analyzing the effects of FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost. The measurement date—the date at which the benefit obligation and plan assets are measured — is required to be the company’s fiscal year end. SFAS 158 is effective for publicly?held companies for fiscal years ending after December 15, 2006, except for the measurement date provisions, which are effective for fiscal years ending after December 15, 2008. The Company is currently analyzing the effects of SFAS 158 but does not expect its implementation will have a significant impact on the Company’s financial condition or results of operations.

In September, 2006, The FASB ratified the consensuses reached by the FASB’s Emerging Issues Task Force (EITF) relating to EITF 06-4 “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”. EITF 06-4 addresses employer accounting for endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods should recognize a liability for future benefits in accordance with FASB Statement of Financial Accounting Standards (SFAS) No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, or Accounting Principles Board (APB) Opinion No. 12, “Omnibus Opinion—1967”. EITF 06-4 is effective for fiscal years beginning after December 15, 2006. Entities should recognize the effects of applying this Issue through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The Company does not believe the adoption of EITF 06-4 will have a material impact on its financial position, results of operations or cash flows.

On September 13, 2006, the SEC issued Staff Accounting Bulleting No. 108 (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, Companies might evaluate

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company has analyzed SAB 108 and determined that upon adoption it will have no impact on the reported results of operations or financial conditions.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 4—STOCK-BASED COMPENSATION

On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation”, to account for compensation costs under its stock option plan. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees (as amended)” (“APB 25”). Under the intrinsic value method prescribed by APB 25, no compensation costs were recognized for the Company’s stock options because the option exercise price in its plan equals the market price on the date of grant. Prior to January 1, 2006, the Company only disclosed the pro forma effects on net income and earnings per share as if the fair value recognition provisions of SFAS 123(R) had been utilized.

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

	THREE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Net income as reported	$140	$154
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	11	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(15)

Pro forma net income including stock-based compensation cost based on fair-value method	$140	$139

Earnings per share:
Basic—as reported	$.19	$.23

Basic—pro forma	$.19	$.21

Diluted—as reported	$.18	$.23

Diluted—pro forma	$.18	$.21

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Net income as reported	$394	$399
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(45)

Pro forma net income including stock-based compensation cost based on fair-value method	$394	$354

Earnings per share:
Basic—as reported	$.55	$.61

Basic—pro forma	$.55	$.54

Diluted—as reported	$.52	$.61

Diluted—pro forma	$.52	$.54

NOTE 5—EARNINGS PER SHARE

A reconciliation of the numerators and denominators used to calculate basic and diluted earnings per share for the three and nine month periods ended September 30, 2006 and 2005 are as follows (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Basic earnings per share
Income available to common shareholders	$140	740,260	$0.19

Effect of dilutive securities
Stock options and warrants	—	43,052

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$140	783,312	$0.18

	THREE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Basic earnings per share
Income available to common shareholders	$154	652,705	$0.23

Effect of dilutive securities
Stock options and warrants	—	—

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$154	652,705	$0.23

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30, 2006
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Basic earnings per share
Income available to common shareholders	$394	721,423	$0.55

Effect of dilutive securities
Stock options and warrants	—	41,830

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$394	763,253	$0.52

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	INCOME (NUMERATOR)	SHARES (DENOMINATOR)	PER SHARE AMOUNT
Basic earnings per share
Income available to common shareholders	$399	652,705	$0.61

Effect of dilutive securities
Stock options and warrants	—	—

Diluted earnings per share
Income available to common shareholders plus assumed conversions	$399	652,705	$0.61

NOTE 6—COMPREHENSIVE INCOME

Comprehensive income includes net income and other comprehensive income, which is defined as nonowner related transactions in equity. The following table sets forth the amounts of other comprehensive income included in equity along with the related tax effect for the three and nine month periods ended September 30, 2006 and 2005 (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30, 2006
	PRE-TAX AMOUNT	(EXPENSE) BENEFIT	NET-OF-TAX AMOUNT
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$27	$(9)	$18
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	27	(9)	18

Other comprehensive income (loss)	$27	$(9)	$18

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 2005
	PRE-TAX AMOUNT	(EXPENSE) BENEFIT	NET-OF-TAX AMOUNT
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$—	$—	$—
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	—	—	—

Other comprehensive income (loss)	$—	$—	$—

NINE MONTHS ENDED SEPTEMBER 30, 2006
	PRE-TAX AMOUNT	(EXPENSE) BENEFIT	NET-OF-TAX AMOUNT
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$9	$(3)	$6
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	9	(3)	6

Other comprehensive income (loss)	$9	$(3)	$6

	NINE MONTHS ENDED SEPTEMBER 30, 2005
	PRE-TAX AMOUNT	(EXPENSE) BENEFIT	NET-OF-TAX AMOUNT
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	$8	$(3)	$5
Plus: reclassification adjustment for gains (losses) realized in net income	—	—	—

Net unrealized gains (losses) on securities	8	(3)	5

Other comprehensive income (loss)	$8	$(3)	$5

Accumulated other comprehensive income consists solely of the unrealized gain (loss) on securities available-for-sale, net of the deferred tax effects.

NOTE 7—STOCK BASED COMPENSATION PLAN

On March 19, 2002, the Company established the Islands Bancorp 2002 Stock Incentive Plan (“the Plan”) that provides for the granting of options to purchase up to 97,905 shares of the Company’s common stock to directors, officers, or employees of the Company. The per-share exercise price of the stock options granted is determined by the Plan’s Administrative Committee. As of September 30, 2006, there were 57,036 shares available for grant.

During the nine months ended September 30, 2006, there were 1,000 options granted with an exercise price of $11.00 and a vesting period of three years, and 4,950 options granted with an exercise price of $11.00 which were fully vested on July 1, 2006.

ISLANDS BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(UNAUDITED)

Fair values were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the 2006 and 2005 grants:

	2006	2005
Dividend yield	0.00%	0.00%
Expected volatility	5.00%	12.00%
Risk-free interest rate	4.29%	4.25%
Expected life	10	10

The following is a summary of activity under the Plan for the three months ended September 30, 2006:

Three Months Ended September 30, 2006	Options	Weighted Avg. Exercise Price
Balance at July 1, 2006	40,869	$10.27
Granted	—	—
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2006	40,869	$10.27
Options exercisable at September 30, 2006	27,614	$10.18

The following is a summary of activity under the Plan for the nine months ended September 30, 2006:

Nine Months Ended September 30, 2006	Options	Weighted Avg. Exercise Price
Balance at January 1, 2006	34,919	$10.14
Granted	5,950	$11.00
Exercised	—	—
Cancelled	—	—
Balance at September 30, 2006	40,869	$10.27
Options exercisable at September 30, 2006	27,614	$10.18

The Directors of the Company received an aggregate total of 200,105 stock warrants, or approximately one stock warrant for each one share of the Company’s common stock purchased by the directors in the initial public offering. Each warrant entitles its holder to purchase one share of the Company’s common stock for $10.00. As of September 30, 2006, all warrants were fully vested. All unexercised warrants will expire on July 6, 2011.

During the nine months ended September 30, 2006, 87,555 warrants were exercised at an average exercise price of $10.00. There were no warrants exercised during the nine months ended June 30, 2005. No warrants were granted or forfeited in either year. There were 112,550 warrants outstanding at September 30, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is a discussion of the Company’s financial condition as of September 30, 2006 compared to December 31, 2005, and the results of operations for the three and nine months ended September 30, 2006 compared to the same periods in 2005. This discussion should be read in conjunction with our condensed financial statements and accompanying notes appearing in this report and in conjunction with the financial statements and related notes and disclosures in our Annual Report on Form 10-KSB for the year ended December 31, 2005. This report contains “forward-looking statements” relating to, without limitation, future economic performance, plans and objectives of management for future operations, and projections of revenues and other financial items that are based on the beliefs of management, as well as assumptions made by and information currently available to management. The words “expect,” “estimate,” “anticipate,” “believe,” “project,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Our actual results may differ materially from the results discussed in the forward-looking statements, and our operating performance each quarter is subject to various risks and uncertainties that are discussed in detail in our filings with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

NET INTEREST INCOME

For the nine months ended September 30, 2006, net interest income, the major component of net income, increased $536,000, or 30%, to $2,327,000 as compared to $1,791,000 for the same period in 2005. Interest and fee income from loans increased $1,055,000, or 40%, for the nine months ended September 30, 2006 compared to the same period in 2005. Average loans outstanding were $58,314,000 for the first nine months of 2006 compared to $47,067,000 for the same period in 2005. In addition, loan portfolio yields increased from 7.50% for the first nine months of 2005 to 8.47% for the same period in 2006 due to the rising interest rate environment during this time. Interest expense for the nine months ended September 30, 2006 was $1,605,000 as compared to $976,000 for the same period in 2005. Average interest-bearing liabilities increased from $44,780,000 during the first nine months of 2005 to $56,624,000 for the same period in 2006. The average rate paid on interest-bearing liabilities increased from 2.91% during the first nine months of 2005 to 3.80% for the same period in 2006. The interest rate spread, which is the difference between the yield on earning assets and the rate paid on liabilities, was 4.26% for the nine months ended September 30, 2006, compared to 4.11% for the same period in 2005. The net interest margin, which is net interest income divided by average earning assets, was 4.76% for the first nine months of 2006 compared to 4.54% for the same period in 2005.

For the three months ended September 30, 2006, net interest income increased $166,000, or 25%, to $840,000 as compared to $674,000 for the same period in 2005. Interest and fee income from loans increased $388,000, or 40%, for the three months ended September 30, 2006 compared to the same period in 2005 as the Bank continued to experience growth in the loan portfolio along with an increase in the average yield on loans. Average loans outstanding were $49,220,000 during the third quarter of 2005 compared to $61,191,000 for the same period in 2006. Interest expense for the three months ended September 30, 2006 was $620,000 as compared to $368,000 for the same period in 2005. Average interest-bearing liabilities increased from $44,508,000 during the third quarter of 2005 to $54,704,000 for the same period in 2006, along with an increase in the average rate paid.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is the charge to operating earnings that management believes is necessary to maintain the allowance for loan losses at an adequate level to reflect the losses inherent in the loan portfolio. For the nine months ended September 30, 2006, the provision charged to expense was $123,000, as compared to $159,000 for the same period in 2005. For the three months ended September 30, 2006, the provision charged to expense was $60,000, as compared to $44,000 for the same period in 2005. The allowance for loan losses represents 1.27% of gross loans at September 30, 2006 compared to 1.23% at September 30, 2005.

There are risks inherent in making all loans, including risks with respect to the period of time over which loans may be repaid, risks resulting from changes in economic and industry conditions, risks inherent in dealing with individual borrowers, and, in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral. The Company maintains an allowance for loan losses based on, among other things, historical experience, an evaluation of economic conditions, and regular reviews of delinquencies and loan portfolio quality. Management’s judgment about the adequacy of the allowance is based upon a number of estimates and assumptions about present conditions and future events which are believed to be reasonable, but which may not prove to be accurate. Thus, there is a risk that charge-offs in future periods could exceed the allowance for loan losses or that substantial additional increases in the allowance for loan losses could be required. Additions to the allowance for loan losses would result in a decrease of net income and possibly capital.

NONINTEREST INCOME

Noninterest income for the nine months ended September 30, 2006 was $310,000, a decrease of $37,000 from the comparable period in 2005. Service charges on deposit accounts totaled $114,000 for the nine months ended September 30, 2006, as compared to $124,000 for the same period in 2005. The decrease in service charges was primarily due to a decrease in overdraft and NSF fees. Gains on sales of loans decreased by $49,000 and totaled $73,000 for the nine months ended September 30, 2006 compared to $122,000 for the comparable period in 2005. The decrease is due to a reduction in gains on sales of SBA loans combined with an increase in mortgage loans closed in the broker’s name. Other income increased by $22,000 and totaled $123,000 for the nine months ended September 30, 2006 compared to $101,000 for the comparable period in 2005. The increase was primarily due to an increase in secondary market mortgage broker fees, partially offset by a decrease in SBA servicing income.

Noninterest income for the three months ended September 30, 2006 was $96,000, a decrease of $3,000 from the comparable period in 2005. Service charges on deposit accounts remained relatively constant, and totaled $40,000 for the three months ended September 30, 2006, as compared to $39,000 for the same period in 2005. Gains on sales of loans decreased by $12,000 and totaled $21,000 for the three months ended September 30, 2006 compared to $33,000 for the comparable period in 2005, with the decrease due to a reduction in gains on sales of SBA loans combined with an increase in mortgage loans closed in the broker’s name. Other income increased by $8,000 and totaled $35,000 for the three months ended September 30, 2006 compared to $27,000 for the comparable period in 2005, with the increase primarily due to an increase in secondary market mortgage broker fees.

NONINTEREST EXPENSE

Noninterest expense for the nine months ended September 30, 2006 was $1,872,000, an increase of $521,000 from the comparable period in 2005. Salaries and employee benefits totaled $904,000 for the nine months ended September 30, 2006, an increase of $125,000 from the comparable period in 2005. The increase was primarily due to an increase in the number of employees, normal salary increases and increases in employee benefits expense. In addition, in 2006 the Company recorded $26,000 in compensation expense related to stock options as discussed in Note 3 above. Net occupancy expense totaled $199,000 for the nine months ended September 30, 2006, an increase of $31,000 from the comparable period in 2005. The increase was primarily due to increased depreciation expense and increases in maintenance and repairs. Other noninterest expense totaled $769,000 for the nine months ended September 30, 2006, an increase of $365,000 from the comparable period in 2005. The increase was primarily due to increases in data processing and advertising expenses as a result of the Bank’s growth, increases in other professional services such as technology support, and an increase in legal fees which were primarily due to the Company’s pending merger with Ameris Bancorp.

Noninterest expense for the three months ended September 30, 2006 was $646,000, an increase of $168,000 from the comparable period in 2005. Salaries and employee benefits totaled $301,000 for the three months ended September 30, 2006, an increase of $30,000 from the comparable period in 2005. The increase was primarily due to increases in the number of employees, salary increases, increased employee benefits expense and compensation expense related to stock options. Net occupancy expense remained relatively constant, and totaled $59,000 for 2006 compared to $60,000 in 2005. Other noninterest expense totaled $286,000 for the three months ended September 30, 2006, an increase of $139,000 from the comparable period in 2005. The increase was again primarily due to increases in data processing, advertising, technology support and legal fees.

INCOME TAXES

Income tax expense for the nine months ended September 30, 2006 was $248,000 as compared to $229,000 for the same period in 2005. Income tax expense for the three months ended September 30, 2006 was $90,000 as compared to $97,000 for the same period in 2005. All of the Company’s net operating losses have been utilized for tax purposes, and the Company is now fully taxable for both Federal and state income tax purposes.

NET INCOME

The combination of the above factors resulted in net income for the nine months ended September 30, 2006 of $394,000 as compared to net income of $399,000 for the same period in 2005. For the three months ended September 30, 2006, net income was $140,000 as compared to $154,000 for the same period in 2005.

FINANCIAL CONDITION

ASSETS AND LIABILITIES

During the first nine months of 2006, total assets increased $10,810,000, or 16.3%, when compared to December 31, 2005. The primary growth in assets was composed of an increase in loans of $7,935,000, or 14.6%, during the first nine months of 2006. The growth in loans was funded by a corresponding increase in deposits. Total deposits increased $10,027,000, or 17.2%, from December 31, 2005 to September 30, 2006. Other borrowings decreased by $700,000 during the quarter due to the repayment, at maturity, of an advance from the Federal Home Loan Bank.

INVESTMENT SECURITIES

Securities available for sale increased from $2,269,000 at December 31, 2005 to $3,072,000 at September 30, 2006 primarily due to the purchase of SCM securities now that the Bank is fully taxable. All of the Bank’s marketable investment securities were designated as available-for-sale at September 30, 2006. The increase of $36,000 in nonmarketable equity securities was due to a required purchase of additional FHLB stock.

LOANS

Balances within the major loan categories as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Real estate—construction	$21,169	$17,082
Real estate—mortgage	30,996	25,995
Commercial and industrial	7,219	8,640
Consumer and other	2,861	2,593

	$62,245	$54,310

The Bank continued its trend of loan growth during the first nine months of 2006. Outstanding loans increased $7,935,000, or 14.6%, during the period. As shown above, the main component of growth in the loan portfolio was real estate—mortgage loans which increased 19.2%, or $5,001,000, from December 31, 2005 to September 30, 2006.

RISK ELEMENTS IN THE LOAN PORTFOLIO

The following is a summary of risk elements in the loan portfolio (in thousands):

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Nonaccrual loans	$649	$313
Accruing loans more than 90 days past due	$62	$107
Loans identified by internal loan review:
Criticized	$1,467	$1,546
Classified	$438	$551

Criticized loans have potential weaknesses that deserve close attention and could, if uncorrected, result in deterioration of the prospects for repayment or the Bank’s credit position at a future date. Classified loans are inadequately protected by the sound worth and paying capacity of the borrower or any collateral and there is a distinct possibility or probability that a loss could occur if the deficiencies are not corrected.

ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows (dollars in thousands):

	NINE MONTHS ENDED SEPTEMBER 30,
	2006	2005
Balance, beginning of period	$679	$488
Provision for loan losses	123	159
Net loans (charged-off) recovered	(11)	(19)

Balance, end of period	$791	$628

Loans outstanding, end of period	$62,245	$51,056

Allowance for loan losses to loans outstanding	1.27%	1.23%

DEPOSITS

Balances within the major deposit categories as of September 30, 2006 and December 31, 2005 are as follows (in thousands):

	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Noninterest-bearing demand deposits	$6,268	$6,519
Interest-bearing demand deposits	16,157	7,463
Savings deposits	919	878
Time deposits $100,000 and over	15,862	13,348
Other time deposits	28,956	29,927

	$68,162	$58,135

At September 30, 2006, total deposits had increased by $10,027,000, or 17.2%, from December 31, 2005. The largest increase was in interest-bearing demand deposits, which increased $8,694,000 from December 31, 2005 to September 30, 2006. This increase is primarily due to increases in balances maintained in the Bank’s business checking accounts.

LIQUIDITY

The Bank meets its liquidity needs through scheduled maturities of loans and investments and through pricing policies designed to attract interest-bearing deposits. The level of liquidity is measured by the loan-to-total borrowed funds (which includes deposits) ratio, which was 90.0% and 90.8% at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the Company’s primary sources of liquidity included cash, Federal funds sold and securities available-for-sale. The Bank also has lines of credit available with correspondent banks to purchase federal funds for periods from one to 30 days. At September 30, 2006, unused lines of credit totaled $5,440,000.

OFF-BALANCE SHEET RISK

Through its operations, the Bank has made contractual commitments to extend credit in the ordinary course of its business activities. These commitments are legally binding agreements to lend money to the Bank’s customers at predetermined interest rates for a specified period of time. At September 30, 2006, the Bank had issued commitments to extend credit of $12,332,000 and standby letters of credit totaling $75,000.

Based on historical experience, many of the commitments and letters of credit will expire unfunded. Accordingly, the above amounts do not necessarily reflect the Bank’s need for funds in the future.

The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on its credit evaluation of the borrower. Collateral varies but may include accounts receivable, inventory, property, plant and equipment, commercial and residential real estate.

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

CAPITAL RESOURCES

Total shareholders’ equity increased from $5,803,000 at December 31, 2005 to $7,105,000 at September 30, 2006. The increase is primarily due to net income of $394,000 and the exercise of director warrants totaling $876,000.

The Federal Reserve Board and bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels. Because the Company has total assets of less than $150 million, its capital adequacy is judged only on the adequacy of the Bank’s capital. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum ratios of Tier 1 and total capital as a percentage of assets and off-balance sheet exposures, adjusted for risk-weights ranging from 0% to 100%. Under the risk-based standard, capital is classified into two tiers. For the Bank, Tier 1 capital consists of common shareholders’ equity, excluding the unrealized gain (loss) on available-for-sale securities, minus certain intangible assets. For the Bank, Tier 2 capital consists of the reserve for loan losses subject to certain limitations. An institution’s qualifying capital base for purposes of its risk-based capital ratio consists of the sum of its Tier 1 and Tier 2 capital. The regulatory minimum requirements are 4% for Tier 1 and 8% for total risk-based capital.

Banks and bank holding companies are also required to maintain capital at a minimum level based on total assets, which is known as the leverage ratio. The minimum requirement for the leverage ratio is 3%; however all but the highest rated institutions are required to maintain ratios 100 to 200 basis points above the minimum. The Bank exceeded its minimum regulatory capital ratios as of September 30, 2006, as well as the ratios to be considered “well capitalized.”

The following table summarizes the Bank’s risk-based capital at September 30, 2006:

Shareholders’ equity	$6,974,000
Plus: unrealized losses on securities held for sale	16,000
Less: disallowed servicing assets	(7,000)

Tier 1 capital	6,983,000
Plus: allowance for loan losses(1)	791,000

Total capital	$7,774,000

Risk-weighted assets	$64,490,000

Risk-based capital ratios
Tier 1 capital (to risk-weighted assets)	10.83%
Total capital (to risk-weighted assets)	12.05%
Tier 1 capital (to total average assets)	9.56%

(1)	Limited to 1.25% of risk-weighted assets

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this Quarterly Report on Form 10-QSB, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our principal executive officer and principal financial officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

There have been no changes in our internal controls over financial reporting during the past fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported in the Company’s quarterly report on Form 10-QSB for the quarter ended June 30, 2006, the Company terminated the employment of former President and Chief Executive Officer William B. Gossett on November 15, 2005. On February 1, 2006, Mr. Gossett, a principal security holder of the Company, filed a claim with the U. S. Department of Labor Occupational Safety and Health Administration (OSHA) against the Company and the Bank under 18 U.S.C. 1514A alleging that the Company and the Bank did not have cause to terminate his employment.

As previously reported in the Company’s Form 8-K filed on August 15, 2006, the Company and the Bank have entered into a definitive agreement with Ameris Bancorp. Solely to facilitate the merger negotiations with Ameris, the Company and the Bank entered into a settlement agreement and release with Mr. Gossett. The settlement is conditioned upon the consummation of the merger and provides for the payment of $295,000 to Mr. Gossett plus approximately $19,000 in attorney’s fees, and contains mutual releases.

There are no other material pending legal proceedings to which the Company is a party or of which any of its properties are subject, nor are there material proceedings known to the Company to be contemplated by any governmental authority. Additionally, the Company is unaware of any material proceedings, pending or contemplated, in which any existing or proposed director, officer or affiliate, or any principal security holder of the Company or any associate of any of the foregoing, is a party or has an interest adverse to the Company.

ITEM 6. EXHIBITS

Exhibit 31.1	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32	—	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ISLANDS BANCORP

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

By:	/s/ JOHN R. PERRILL
John R. Perrill Acting Chief Executive Officer and Chief Financial Officer

Date: November 9, 2006

ISLANDS BANCORP

INDEX TO EXHIBITS

Exhibit Number	Description
31.1	Rule 13a-14(a) Certification of the Chief Executive Officer and Chief Financial Officer.

32	Section 1350 Certification.